Form 10-Q
period 1997-09-30
PROBUSINESS SERVICES INC
filed 1997-11-14
CIK 1028751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                         OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           PROBUSINESS SERVICES, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      94-2976066
        (State or other jurisdiction                         (I.R.S. Employer
              of incorporation)                             Identification No.)

                               4125 HOPYARD ROAD
                              PLEASANTON, CA 94588
                    (Address of principal executive offices)

                                 (510) 737-3500
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES ____                                 NO _X_

    As of September 30, 1997, there were 10,744,051 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PROBUSINESS SERVICES, INC.

                                     INDEX

                                                                                                           PAGE NO.
                                                                                                         -------------

                                            PART I. FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              Condensed Consolidated Balance Sheets
                September 30, 1997 and June 30, 1997...................................................            3

              Condensed Consolidated Statements of Operations
                Three months ended September 30, 1997 and 1996.........................................            4

              Condensed Consolidated Statement of Stockholders' Equity
                Three months ended September 30, 1997..................................................            5

              Condensed Consolidated Statements of Cash Flows
                Three months ended September 30, 1997 and 1996.........................................            6

              Notes to Condensed Consolidated Financial Statements.....................................            7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....            9

                                              PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS........................................................................           17

ITEM 2.       CHANGES IN SECURITIES....................................................................           17

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES..........................................................           18

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................           18

ITEM 5.       OTHER INFORMATION........................................................................           18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................           18

              SIGNATURES...............................................................................           19

                         PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PROBUSINESS SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                 SEPTEMBER 30, 1997  JUNE 30, 1997
                                                                                 ------------------  -------------

                                                      ASSETS
Current Assets:
  Cash and cash equivalents....................................................     $     18,457      $     5,047
  Accounts receivable, net.....................................................            2,250            2,476
  Prepaid expenses.............................................................              481              643
                                                                                        --------     -------------
                                                                                          21,188            8,166
  Payroll tax funds invested...................................................          181,108          177,626
                                                                                        --------     -------------
    Total current assets.......................................................          202,296          185,792
Equipment, furniture and fixtures, net.........................................            9,508            7,623
Other assets...................................................................            6,220            7,020
                                                                                        --------     -------------
      Total assets.............................................................     $    218,024      $   200,435
                                                                                        --------     -------------
                                                                                        --------     -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, accrued liabilities, current portion of capital lease
    obligations and deferred revenue...........................................            9,245            8,125
  Long-term debt and note payable to stockholder, current portion..............              675               --
                                                                                        --------     -------------
                                                                                           9,920            8,125
  Payroll tax funds collected but unremitted...................................          181,108          177,626
                                                                                        --------     -------------
      Total current liabilities................................................          191,028          185,751
Note payable to stockholder, non-current.......................................               --              250
Long-term debt, less current portion...........................................               --            8,667
Capital lease obligations, less current portion................................            1,716            1,898
Commitments
Stockholders' equity:
  Preferred stock..............................................................               --                3
  Common stock, par value $.001 per share......................................               11                1
  Additional paid-in capital...................................................           48,186           23,905
  Accumulated deficit..........................................................          (21,829)         (18,952)
  Notes receivable from stockholders...........................................           (1,088)          (1,088)
                                                                                        --------     -------------
    Total stockholders' equity.................................................           25,280            3,869
                                                                                        --------     -------------
      Total liabilities and stockholders' equity...............................     $    218,024      $   200,435
                                                                                        --------     -------------
                                                                                        --------     -------------

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
Revenue......................................................................................  $   9,227  $   4,675
Operating expenses:
  Cost of providing services.................................................................      5,019      2,288
  General and administrative expenses........................................................      1,768        622
  Research and development expenses..........................................................      1,110        625
  Client acquisition costs...................................................................      3,978      2,215
                                                                                               ---------  ---------
    Total operating expenses.................................................................     11,875      5,750
  Loss from operations.......................................................................     (2,648)    (1,075)
  Interest expense and other income, net.....................................................       (229)      (204)
                                                                                               ---------  ---------
  Net loss...................................................................................  $  (2,877) $  (1,279)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
  Net loss per share.........................................................................  $   (1.08)
                                                                                               ---------
                                                                                               ---------
  Shares used in computing net loss per share................................................      2,661
                                                                                               ---------
                                                                                               ---------
  Pro forma net loss per share...............................................................  $   (0.35) $   (0.15)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
  Shares used in computing pro forma net loss per share......................................      8,328      8,451
                                                                                               ---------  ---------
                                                                                               ---------  ---------

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   UNAUDITED

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        PREFERRED STOCK                    COMMON STOCK
                                -------------------------------   -------------------------------
                                                     ADDITIONAL                        ADDITIONAL
                                                      PAID-IN                           PAID-IN
                                  SHARES    AMOUNT    CAPITAL       SHARES    AMOUNT    CAPITAL
                                ----------  ------   ----------   ----------  ------   ----------
Balances at June 30, 1997.....   3,228,034   $  3     $ 22,370     1,530,277   $ 1      $ 1,535
Issuance of Common Stock in
 connection with Initial
 Public Offering, net of
 offering costs...............          --     --           --     2,500,000     3       23,307
Conversion of Preferred Stock
 into Common Stock............  (3,228,034)    (3)     (22,370)    6,456,068     7       22,366
Exercise of Warrants..........          --     --           --       244,859    --          923
Exercise of Stock Options.....          --     --           --        12,847    --            6
Issuance of Warrants..........          --     --           --            --    --           49
Net loss......................          --     --           --            --    --           --
                                ----------  ------   ----------   ----------  ------   ----------
Balances at September 30,
 1997.........................          --   $ --     $     --    10,744,051   $11      $48,186
                                ----------  ------   ----------   ----------  ------   ----------
                                ----------  ------   ----------   ----------  ------   ----------


                                                  NOTES
                                               RECEIVABLE         TOTAL
                                ACCUMULATED       FROM        STOCKHOLDERS'
                                  DEFICIT     STOCKHOLDER'S      EQUITY
                                -----------   -------------   -------------
Balances at June 30, 1997.....   $(18,952)       $(1,088)        $ 3,869
Issuance of Common Stock in
 connection with Initial
 Public Offering, net of
 offering costs...............         --             --          23,310
Conversion of Preferred Stock
 into Common Stock............         --             --              --
Exercise of Warrants..........         --             --             923
Exercise of Stock Options.....         --             --               6
Issuance of Warrants..........         --             --              49
Net loss......................     (2,877)            --          (2,877)
                                -----------   -------------   -------------
Balances at September 30,
 1997.........................   $(21,829)       $(1,088)        $25,280
                                -----------   -------------   -------------
                                -----------   -------------   -------------

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
OPERATING ACTIVITIES
Net loss....................................................................................  $  (2,877) $  (1,279)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization...........................................................      1,043        425
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................................................        226       (299)
      Prepaid expenses......................................................................        162         57
      Other assets..........................................................................      1,417        (44)
      Accounts payable......................................................................         37       (101)
      Accrued liabilities...................................................................      1,194       (136)
      Deferred revenue......................................................................       (125)        15
                                                                                              ---------  ---------
Net cash provided by (used in) operating activities.........................................      1,077     (1,362)
                                                                                              ---------  ---------
INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures..............................................     (2,819)      (188)
Capitalization of software development costs................................................       (726)       (71)
                                                                                              ---------  ---------
Net cash used in investing activities.......................................................     (3,545)      (259)
                                                                                              ---------  ---------
FINANCING ACTIVITIES
Borrowings under line of credit agreements..................................................      6,874      4,537
Repayments of borrowings under line of credit agreements....................................    (11,632)    (5,363)
Repayments under subordinated debt..........................................................     (3,384)        --
Repayments under note payable to stockholder................................................       (100)      (116)
Principal payments on capital lease obligations.............................................       (168)       (40)
Proceeds from issuance of common stock......................................................     24,288         57
                                                                                              ---------  ---------
Net cash provided by (used in) financing activities.........................................     15,878       (925)
                                                                                              ---------  ---------
Net increase (decrease) in cash and cash equivalents........................................     13,410     (2,546)
Cash and cash equivalents, beginning of period..............................................      5,047      4,041
                                                                                              ---------  ---------
Cash and cash equivalents, end of period....................................................  $  18,457  $   1,495
                                                                                              ---------  ---------
                                                                                              ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................................................  $     249  $     293
                                                                                              ---------  ---------
                                                                                              ---------  ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of equipment, furniture and fixtures under capital leases........................  $      --  $     592
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Disposal of equipment, furniture and fixtures.............................................  $     484  $      --
                                                                                              ---------  ---------
                                                                                              ---------  ---------

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.
                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

OPERATIONS

    ProBusiness Services, Inc. provides employee administrative services for large employers. The Company's primary service offerings are payroll processing, payroll tax filing, human resources software and benefits administration, including the enrollment and processing of flexible benefit plans and COBRA programs.

BASIS OF PRESENTATION

    The interim condensed consolidated financial statements of ProBusiness Services, Inc. have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

    The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-23189).

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended September 30, 1997 are not necessarily indicative of the results that may be expected for any future periods.

HISTORICAL NET LOSS AND PRO FORMA NET LOSS PER SHARE

    HISTORICAL

    Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from convertible preferred stock and from stock options and warrants are excluded from the computation as their effect is antidilutive. Pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares issued at prices below the initial public offering price during the 12 month period prior to the September 19, 1997 initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at the initial public offering price and as if converted method for preferred stock in calculating equivalent shares).

    PRO FORMA

    Pro forma net loss per share has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as if-converted method).

RECENT ACCOUNTING PRONOUNCEMENTS

    February 1997, the Financial Accounting Standards Board Issued Statement No. 128, "Earnings Per Share" (FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of FAS 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

RECLASSIFICATIONS

    The Company has reclassified certain prior-year balances to conform with current-year presentation.

2. DEBT

    At September 30, 1997, the Company has a $10 million line of credit available for borrowing. In September 1997, the Company repaid outstanding borrowings of $4.8 million under the line-of-credit with proceeds from the Company's initial public offering. Borrowings outstanding under the line of credit bear interest at the bank's prime rate plus 1% and interest is payable monthly.

    In September 1997 the Company used proceeds from the initial public offering to pay $3.4 million of $4.0 million outstanding in subordinated debt.

3. STOCKHOLDER'S EQUITY

    On September 19, 1997, the Company completed its Public Offering of Common Stock. The offering consisted of 2,500,000 shares of common Stock issued to the public at $11.00 per share. Upon closing of the initial public offering, all outstanding shares of Series A, B, C, D, E, and F convertible preferred stock were converted into Common Stock.

    In October, the underwriters exercised an option to purchase an additional 375,000 shares of common Stock at the Public Offering price of $11.00 per share to cover over-allotments in connection with the initial public offering.

    In conjunction with the initial public offering, certain preferred stockholders holding warrants to purchase an aggregate number of 251,852 shares of Series E convertible preferred stock at $3.97 per share, exercised such warrants. The Company received total consideration of approximately $923,000 related to the exercise of these warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Potential risks and uncertainties include, among others, those set forth under "Overview" and "Additional Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The following discussion also should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report.

OVERVIEW

    ProBusiness Services, Inc. ("the Company") is a leading provider of employee administrative services for large employers. The Company's primary service offerings are payroll processing, payroll tax filing, human resources software and benefits administration, including the enrollment and processing of flexible benefit plans and COBRA programs. The Company's proprietary PC-based payroll system offers the cost-effective benefits of outsourcing and high levels of client service, while providing the flexibility, control, customization and integration of an in-house system.

    Since 1994, the Company has experienced significant growth of its revenue, client base and average client size. Revenue increased from $4.1 million in fiscal 1994 to $27.4 million in fiscal 1997. From September 30, 1995 to September 30, 1997, the Company's client base for payroll processing services increased from 289 to 447 clients, while the average size of the Company's payroll clients increased from approximately 570 employees to approximately 1,000 employees. As of September 30, 1997, the Company serviced approximately 1,200 clients. The Company's revenue growth is primarily due to continued growth in its client base, the introduction of its payroll tax service in fiscal 1996, an increase in the average size of its clients, the introduction of new features and other services, the introduction of benefits administration services and a high retention rate of existing clients (approximately 92% for fiscal year 1997--measured only on an annual basis). The Company does not anticipate it will sustain this rate of growth in the future.

    The Company derives its revenue from fees charged to clients for services and income earned from investing payroll tax funds. The Company typically invests payroll tax funds collected from clients and their employees in federally insured or investment-grade securities, which are subject to credit risks and interest rate fluctuations. See "Additional Factors that May Affect Future Results--Investment Risks" The Company generally recognizes revenue from services when such services are performed and recognizes income from investments when earned. Payroll and payroll tax clients generally are subject to contracts with an initial term of 36 months. Interest income earned on collected, but unremitted, payroll tax funds amounted to $2.0 million and $778,000, for the quarters ended September 30, 1997 and 1996, respectively. Benefits administration and human resources software clients generally are subject to contracts with an initial term of 12 months. The Company's contracts generally do not have significant penalties for cancellation.

    The Company's cost of providing services consists primarily of ongoing account management, tax and benefits administration operations and production costs and, to a lesser extent, amortization of capitalized software development costs. The Company capitalizes software development costs after technological feasibility of the software relating to a service has been established and amortizes such costs using the greater of (i) the straight-line basis over the estimated useful life of the software, which is generally 36 months, or (ii) the ratio of current revenue to the total of current revenue and anticipated future revenue over the life of the related product. General and administrative expenses consist primarily of personnel costs, professional fees and other overhead costs for finance and corporate services. Research and development expenses consist primarily of personnel costs. Client acquisition costs consist of all sales and implementation expenses and, to a lesser extent marketing expenses and systems integration costs.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

                                                      THREE MONTHS
                                                          ENDED
                                                      SEPTEMBER 30,
                                                    -----------------
                                                     1997       1996
                                                    ------     ------
STATEMENTS OF OPERATIONS DATA:
Revenue...........................................   100.0%     100.0%
Operating expenses:
  Cost of providing services......................    54.4       48.9
  General and administrative expenses.............    19.2       13.3
  Research and development expenses...............    12.0       13.4
  Client acquisition costs........................    43.1       47.4
                                                    ------     ------
      Total operating expenses....................   128.7      123.0
Loss from operations..............................   (28.7)     (23.0)
Interest expense and other income, net............    (2.5)      (4.4)
                                                    ------     ------
Net loss..........................................   (31.2)%    (27.4)%
                                                    ------     ------
                                                    ------     ------

    REVENUE. Revenue increased 97.4% to $9.2 million in the first quarter of fiscal 1998 from $4.7 million in the first quarter of fiscal 1997 primarily due to an increase in the number and average size of the Company's payroll and tax clients, and to a lesser extent, the introduction of the Company's benefits administration services in January 1997. Interest income earned on payroll tax funds invested was $2.0 million and $778,000 in the first quarters of fiscal 1998 and 1997, respectively.

    COST OF PROVIDING SERVICES. Cost of providing services increased 119.4% to $5.0 million in the first quarter of fiscal 1998 from $2.3 million in the first quarter of fiscal 1997 and increased as a percentage of revenue to 54.4% from 48.9%. The increases were primarily due to operations expense related to the Company's benefits administration services introduced in January 1997, production expenses related to an increase in the number of payroll clients, building a management infrastructure in the Company's production and account management operations, and to a lesser extent increased personnel expenses related to the Company's payroll tax service.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 184.2% to $1.8 million in the first quarter of fiscal 1998 from $622,000 in the first quarter of fiscal 1997 and increased as a percentage of revenue to 19.2% from 13.3%. The increases were primarily due to operations expense related to the Company's benefits administration services introduced in January 1997, the hiring of additional management and administrative personnel to support the Company's growth and a one-time charge of $315,000 for a real estate transaction.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 77.6% to $1.1 million in the first quarter of fiscal 1998 from $625,000 in the first quarter of fiscal 1997 and decreased as a percentage of revenue to 12.0% from 13.4%. The increase in absolute dollars was primarily a result of additional personnel and equipment to develop enhancements and new features to the Company's existing services. Research and development expenses decreased as a percentage of revenue due in part to higher revenue and an increase in the amount of expenses capitalized in the first quarter of fiscal 1998. Capitalized software development costs were $726,000 and $71,000 in the first quarters of fiscal 1998 and 1997, respectively.

    CLIENT ACQUISITION COSTS. Client acquisition costs increased 79.6% to $4.0 million in first quarter of fiscal 1998 from $2.2 million in first quarter of fiscal 1997 and decreased as a percentage of revenue to

43.1% from 47.4%. The increase in absolute dollars was primarily due to an increase in expenses related to the expanded sales force for payroll and stand-alone tax services, expenses related to the Company's benefits administration services introduced in January 1997, and, to a lesser extent, implementation expenses related to an increased number of new clients. Client acquisition costs decreased as a percentage of revenue due to higher revenue.

    INTEREST EXPENSE AND OTHER INCOME, NET. Interest expense and other income, net increased 12.3% to $229,000 in the first quarter of fiscal 1998 from $204,000 in the first quarter of fiscal 1997, primarily due to an increase in capitalized equipment leases.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997 the Company's principal sources of liquidity included $18.5 million of cash and cash equivalents, and a secured $10 million revolving line of credit which expires in April 1998. There were no outstanding borrowings under the line of credit as of September 30, 1997.

    Net cash provided by operating activities was $1.1 million for the first fiscal quarter of 1998, and net cash used in operating activities was $1.4 million for the first fiscal quarter of 1997. The increase in cash provided in operating activities in the first fiscal quarter of 1998 compared to the comparable quarter in 1997 was primarily the result of a decrease in other assets and an increase in depreciation and accrued liabilities partially offset by an increase in the loss from operations.

    Net cash used in investing activities was $3.5 million and $259,000 for the first fiscal quarters of 1998 and 1997, respectively. The increases in net cash used in investing activities during the first fiscal quarter of 1998 resulted primarily from capital expenditures for equipment, furniture and fixtures in connection with the Company's new production facility in Southern California and the move of the Company's corporate headquarters. In addition, the Company capitalized software development costs of $726,000 and $71,000 in the first fiscal quarters of 1998 and 1997, respectively. The Company expects to make additional capital expenditures for furniture, equipment and fixtures to support the continued growth of its operations. In addition, the Company anticipates that it will continue to expend funds for software development in the future.

    Net cash provided by financing activities was $15.9 million for the first fiscal quarter of 1998 and net cash used in financing activities was $925,000 for the first fiscal quarter of 1997. Net cash provided by financing activities for the first fiscal quarter of 1998 related primarily to $23.3 million of net proceeds from the initial public offering of common stock and $923,000 from the exercise of warrants in conjunction with the initial public offering in September 1997 partially offset by the payment of $3.4 million of outstanding subordinated debt and repayment of $4.8 million of borrowings under the Company's secured revolving line of credit. Net cash used in financing activities for the first quarter of fiscal 1997 was primarily a result of payments in excess of borrowings under the Company's credit agreements.

    The Company believes that existing cash balances and anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies, although the Company does not have any pending plans to do so.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    OPERATING LOSSES; NEED TO COMMIT TO EXPENSE IN ADVANCE OF REVENUES. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding its sales efforts and operations to new geographic regions. As of September 30, 1997, the Company had an accumulated deficit of approximately $21.8 million. The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes three to nine months or longer. In connection with the acquisition of each new client, the Company incurs substantial client acquisition costs, which consist primarily of sales and implementation expenses and, to a lesser extent, marketing expenses. The Company's ability to achieve profitability will depend in part upon its ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. There can be no assurance that the Company will achieve or sustain profitability in the future. The Company has made acquisitions in the past and intends to pursue acquisitions in the future. In connection with acquisitions, the Company has in the past incurred and will likely incur in the future costs associated with adding personnel, integrating technology and increasing overhead to support the acquired business, acquiring in-process technology and amortization expenses related to goodwill. As a result, such acquisitions have had and any future acquisition could have an adverse effect on the Company's results of operations.

    SEASONALITY; FLUCTUATION IN QUARTERLY RESULTS. The Company's business is characterized by significant seasonality. As a result, the Company's revenue has been subject to significant seasonal fluctuations, with the largest percentage of annual revenue being realized in the third and fourth fiscal quarters, primarily due to new clients beginning services in January (the beginning of the tax year and the Company's third fiscal quarter) and higher interest income earned on tax funds. Further, the Company's operating expenses are typically higher as a percentage of revenue in the first and second fiscal quarters as the Company increases personnel to acquire new clients and to implement and provide services to such new clients.

    The Company's quarterly operating results have in the past and will in the future vary significantly depending on a variety of factors, including the number and size of new clients starting services, the decision of one or more clients to delay or cancel implementation or ongoing services, interest rates, seasonality, the ability of the Company to design, develop and introduce new services and features for existing services on a timely basis, transition costs to new technologies, expenses incurred for geographic expansion, risks associated with payroll tax and benefits administration services, price competition, a reduction in the number of employees of the Company's clients, and general economic factors. Revenue from new clients represents a significant portion of quarterly revenue in the third and fourth fiscal quarters. A substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, is relatively fixed in advance of any particular quarter. The Company's agreements with its clients generally do not have significant penalties for cancellation. As a result, any decision by a client to delay or cancel implementation of the Company's services or the Company's underutilization of personnel may cause significant variations in operating results in a particular quarter and could result in losses for such quarter. As the Company secures larger clients, the time required for implementing the Company's services increases, which could contribute to larger fluctuations in revenue. Interest income earned from investing payroll tax funds, which is a significant portion of the Company's revenue, is vulnerable to fluctuations in interest rates. In addition, the Company's business may be affected by shifts in the general health of the economy, strikes and acquisitions of its client by other companies. There can be no assurance that the Company's future revenue and results of operations will not vary substantially. It is possible that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In either case, the market price of the Company's Common Stock could be materially adversely affected.

    RISKS ASSOCIATED WITH ACQUISITIONS. In January 1997, the Company acquired BeneSphere Administrators, Inc. ("BeneSphere"), a provider of benefits administration services. The integration of BeneSphere's business with the Company's business has placed and will continue to place a significant burden on the Company's management. Such integration is subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, the difficulty associated with assimilating the personnel and operations of the acquired company, the potential disruption of the Company's ongoing business, the maintenance of uniform standards, controls, procedures and policies, and the impairment of the Company's reputation and relationships with employees and clients.

There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with its acquisition of BeneSphere.

    While the Company has no current agreements or negotiations underway with respect to any acquisition, the Company intends to make additional acquisitions of complementary services, technologies or businesses. There can be no assurance that any future acquisition will be completed or that, if completed, will be effectively assimilated into the Company's business. In addition, future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition and results of operations or on the market price of the Company's Common Stock.

    RISKS ASSOCIATED WITH PAYROLL TAX SERVICE AND BENEFITS ADMINISTRATION SERVICES. The Company's payroll tax service is subject to various risks resulting from errors and omissions in filing client tax returns and paying tax liabilities owed to tax authorities on behalf of clients. The Company's clients calculate and transfer to the Company contributed employer and employee tax funds. The Company processes the data received from the client and remits the funds along with a tax return to the appropriate tax authorities when due. Tracking, processing and paying such tax liabilities is complex. Errors and omissions have occurred in the past and may occur in the future in connection with such service. The Company is subject to large cash penalties imposed by tax authorities for late filings or underpayment of taxes. To date, such penalties have not been material. However, there can be no assurance that any liabilities associated with such penalties will not have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company's reserves or insurance for such penalties will be adequate. In addition, failure by the Company to make timely or accurate tax return filings or pay tax liabilities when due on behalf of clients may damage the Company's reputation and could adversely affect its relationships with existing clients and its ability to gain new clients.

    The Company's payroll tax service is also dependent upon government regulations, which are subject to continuous changes. Failure by the Company to implement these changes into its services and technology in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, since a significant portion of the Company's revenue is derived from interest earned from investing on collected but unremitted payroll tax funds, changes in policies relating to withholding federal or state income taxes or reduction in the time allowed for taxpayers to remit payment for taxes owed to government authorities would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's benefits administration services are subject to various risks resulting from errors and omissions in processing and filing COBRA or other benefit plan forms in accordance with governmental regulations and the respective plans. The Company processes data received from employees and employers and is subject to penalties for any late or misfiled plan forms. There can be no assurance the Company's reserves or insurance for such penalties will be adequate. In addition, failure to properly file plan forms may damage the Company's reputation, which could adversely affect its relationships with existing clients and its ability to gain new clients. The Company's benefits administration services are also dependent upon government regulations which are subject to continuous changes that could reduce or eliminate the need for benefits administration services.

    The Company has access to confidential information and to client funds. As a result, the Company is subject to potential claims by its clients for the actions of the Company's employees arising from damages to the client's business or otherwise. There can be no assurance that the Company's fidelity bond and errors and omissions insurance will be adequate to cover any such claims. Such claims could have a material adverse effect on the Company's business, financial condition and results of operations.

    INVESTMENT RISKS. The Company invests funds, including payroll tax funds transferred to it by clients until the Company remits the funds to tax authorities when due. The Company typically invests these funds in short-term financial instruments such as overnight U.S. government direct and agency obligations repurchase agreements, commercial paper rated A-1 and/or P-1 and money market funds with underlying credit quality of AA or better. These investments are exposed to several risks, including credit risks from the possible inability of the borrowers to meet the terms of their obligations under the financial instruments. The Company would be liable for any losses on such investments.

    Interest income earned from investing these funds represents a significant portion of the Company's results of operations. As a result, the Company's business, financial condition and results of operations are significantly impacted by interest rate fluctuations. The Company enters into interest rate swap agreements to minimize the impact of interest rate fluctuations. In the event the dollar amount of the Company's invested funds falls below a specified threshold and earned interest rates are above the swap rate, the Company would have swap payment obligations, which could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company would have sufficient funds to meet any such swap payment obligations. A default by the Company under a swap agreement could result in acceleration and set-off by the bank of all outstanding contracts under the swap agreement, and could result in cross-defaults of other debt agreements of the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    MANAGEMENT OF GROWTH. The Company's business has grown significantly in size and complexity over the past three years, which has placed significant demands on the Company's management, systems, internal controls, and financial and physical resources. In order to meet such demands, the Company intends to continue to hire new employees, open new offices to gain clients in new geographic regions and invest in new equipment or make other capital expenditures. In addition, the Company expects that it will need to develop further its financial and managerial controls and reporting systems and procedures to accommodate any future growth. Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently in the process of integrating BeneSphere's business with the Company's business. The Company has established a processing center in Irvine, California and intends to open new sales offices. In addition, the Company has moved to a larger facility to house its operations in Pleasanton, California. There can be no assurance that the Company will be able to effectively integrate BeneSphere's business or establish such facilities on a timely basis. In addition, the Company's growth may depend to some extent on its ability to successfully complete strategic acquisitions to expand or complement its existing business. There can be no assurance that suitable acquisitions can be identified, consummated or successfully integrated into the Company's operations. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition or results of operations.

    SUBSTANTIAL COMPETITION. The market for the Company's services is intensely competitive, subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. The Company primarily competes with several public and private payroll service providers such as Automatic Data Processing, Inc., Ceridian Corporation and Paychex, Inc., as well as smaller, regional competitors. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than the Company. In addition, many of these companies offer more services or features than the Company and have processing facilities located throughout the United States. The Company also competes with in-house employee services departments and, to a lesser extent, banks and local payroll companies. With respect to benefits administration services, the Company competes with insurance companies, benefits consultants and other local benefits outsourcing companies. The Company may also compete with marketers of related products and services that may offer payroll or benefits administration services in the future. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced, and expects to continue to experience, competition from new entrants into its markets. Increased competition could result in pricing pressures, loss of market share and loss of clients, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

    RELIANCE ON RAPIDLY CHANGING TECHNOLOGY; RISKS OF SOFTWARE DEFECTS. The technologies in which the Company has invested to date are rapidly evolving and have short life cycles, which requires the Company to anticipate and rapidly adapt to technological changes. In addition, the Company's industry is characterized by increasingly sophisticated and varied needs of clients, frequent new service and feature introductions and emerging industry standards. The introduction of services embodying new technologies and the emergence of new industry standards and practices can render existing services obsolete and unmarketable. The Company's future success will depend, in part, on its ability to develop advanced technologies, enhance its existing services with new features, add new services that address the changing needs of its clients, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Several of the Company's competitors invest substantially greater amounts in research and development than the Company, which may allow them to introduce new services or features before the Company. Even if the Company is able to develop new technologies in a timely manner, it may incur substantial costs in deploying new services and features to its clients, including costs of additional personnel. If the Company is unable to develop and introduce new services and new features of existing services in a timely or cost-effective manner, the Company's business, financial condition and results of operations could be materially adversely affected.

    Application software used by the Company may contain defects or failures when introduced or when new versions or enhancements are released. The Company has in the past discovered software defects in certain of its applications, in some cases only after its systems have been used by clients. There can be no assurance that future defects will not be discovered in existing or new applications or releases. Any such occurrence could have a material adverse effect upon the Company's business, financial condition and results of operations

    DEPENDENCE ON THIRD-PARTY PROVIDERS. The Company depends on third-party courier services to deliver paychecks to clients. The Company does not have any formal written agreements with any of the courier services that it uses. Such courier services have been in the past and may be in the future unable to timely deliver the paychecks from the Company to its clients for a variety of reasons, including employee strikes, storms or other adverse weather conditions, earthquakes or other natural disasters, logistical or mechanical failures or accidents. Failure by the Company to deliver client paychecks on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations and could damage the Company's reputation and adversely affect its relationships with existing clients and its ability to gain new clients.

    DISASTER RECOVERY; RISK OF LOSS OF CLIENT DATA. The Company currently conducts substantially all of its payroll and payroll tax processing and production at the Company's headquarters located in Pleasanton, California. The Company has recently established an alternative processing center in Irvine, California and is in the process of establishing a back-up facility at that site. There can be no assurance that the Company's disaster recovery procedures are sufficient.

    The Company's operations are dependent on its ability to protect its computer systems against damage from a major catastrophe (such as an earthquake or other natural disaster), fire, power loss, security breach, telecommunications failure or similar event. No assurance can be given that the precautions that the Company has taken to protect itself from or minimize the impact of such events will be adequate. Any damage to the Company's data centers, failure of telecommunications links or breach of the security of the Company's computer systems could result in an interruption of the Company's operations or other loss which may not be covered by the Company's insurance. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS ASSOCIATED WITH GEOGRAPHIC EXPANSION. A substantial majority of the Company's revenue has been derived from clients located in the western United States. The Company's ability to achieve significant future revenue growth will in part depend on its ability to gain new clients throughout the United States. Currently, the Company has eight sales representatives located outside of California, and the Company intends to locate additional sales representatives in major metropolitan areas throughout the United States. The Company opened a sales office in Irvine, California in February 1995. Substantially all production for the Company's clients has been maintained at the Company's headquarters in Pleasanton, California. The Company recently moved a portion of the production services to its facility in Irvine, California. The Company also expects to open additional sales offices in the future. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management and operating and financial systems. The Company will be required to continue to implement and improve its systems on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and clients and the increased size of the Company's operations. Any failure to implement and improve the Company's systems or to hire and retain the appropriate personnel to manage its operations would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, an increase in the Company's operating expenses from its planned expansion will have a material adverse effect on the Company's business, financial condition and results of operations if revenue does not increase to support such expansion.

    RISKS ASSOCIATED WITH THE INTRODUCTION OF NEW SERVICES FEATURES. The Company's future business, financial condition and results of operations will continue to depend upon the Company's ability to add new services or enhancements to existing services that address the needs of the market. Failure by the Company to successfully design, develop and introduce new services or enhancements on a timely basis could prevent the Company from maintaining existing client relationships, gaining new clients or expanding its markets and could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON KEY PERSONNEL; NEED TO ATTRACT AND RETAIN EXPERIENCED PERSONNEL. The Company's success will depend on the performance of the Company's senior management and other key employees. The Company's senior management team does not have prior executive management experience in publicly traded companies. In addition, there is substantial competition for experienced personnel, which the Company expects to continue. Many of the companies with which the Company competes for experienced personnel have greater financial and other resources than the Company. The Company may in the future experience difficulty in recruiting sufficient numbers of qualified personnel. The loss of the services of any senior manager or the inability to attract and retain experienced personnel as required could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company generally does not enter into employment or noncompetition agreements with its employees. If one or more of the Company's key employees resigns from the Company to join a competitor or to form a competitor, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any key personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices, procedures or client lists by a former employee or that such disclosure or use would not have a material adverse effect on the Company's business, financial condition and results of operations.

    LIMITATIONS ON PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY
RIGHTS. The Company's success is dependent in part upon its proprietary software technology. The Company has no patents, patent applications or registered copyrights. The Company relies on a combination of contract, copyright and trade secret laws to establish and protect its proprietary technology. The Company distributes its services under software license agreements that grant clients licenses to use the Company's services and contain various provisions protecting the Company's ownership and the confidentiality of the underlying technology. The Company generally enters into confidentiality and/or license agreements with its employees and existing and potential clients, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of the Company's technology. There can be no assurance that the Company's services and technology do not infringe any existing patents, copyrights or other proprietary rights of others, or that third parties will not assert infringement claims in the future. If any such claims are asserted and upheld, the costs of defense could be substantial and any resulting liability of the Company could have a material adverse effect on the Company's business, financial condition or results of operations.

    POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new services by the Company or its competitors, market conditions in the information services industry, quarterly fluctuations in the Company's operating results, changes in financial estimates by securities analysts or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology and services companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

    SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial numbers of shares of Common Stock of the Company in the public market could adversely affect the market price of the Common Stock. The Company has outstanding approximately 11 million shares of Common Stock. Currently, approximately 2,875,000 shares are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), unless such shares are purchased by "affiliates" of the Company, as that term is defined in Rule 144 under the Securities Act ("Affiliates"). The remaining approximately 8,150,000 shares (the "Restricted Shares") are "restricted securities," as that term is defined in Rule 144 under the Securities Act. Restricted Shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 or Rule 701 promulgated under the Securities Act. Substantially all of the Restricted Shares will be eligible for sale upon expiration of certain contractual lock-up agreements in March 1998.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    (c) Pursuant to its 1989 Stock Option Plan and Executive Stock Option Plan, on July 1, 1997, the Company granted options to purchase 22,500 shares of the Company's Common Stock; on August 12, 1997, the Company granted options to purchase 225,500 shares of the Company's Common Stock; and on September 2, 1997, the Company granted options to purchase 79,000 shares of the Company's Common Stock. The options were granted at an exercise price of $9.00 per share. From July 15, 1997 to September 25, 1997, the Company issued and sold 13,785 shares of Common Stock at prices ranging from $.295 to $1.25 per share upon the exercise of stock options granted pursuant to the Company's 1989 Stock Option Plan. The option grants and the stock issuances were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 701 of the Securities Act. The options granted and shares of Common Stock acquired pursuant to exercise of options are restricted securities.

    On July 1, 1997, the Company issued a warrant to purchase 20,000 shares of Common Stock. From September 9, 1997 to September 22, 1997, upon the exercise of warrants, the Company issued and sold Preferred Stock which automatically converted upon the closing of the initial public offering of the Company's Common Stock (the "Offering") into the following shares of Common Stock: 12,376 shares of Common Stock at a price of $3.97 per share pursuant to net exercise provisions and 232,486 shares of Common Stock at a price of $3.97 per share. The issuances of the warrant and shares of Common Stock pursuant to exercise of warrants were exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act. The warrant and shares of Common Stock issued pursuant to exercise of the warrants are restricted securities.

    (d) On September 19, 1997, the Company commenced the Offering, which consisted of 2,875,000 shares of its Common Stock at $11.00 per share pursuant to a registration statement (No. 333-23189) (the "Registration Statement") declared effective by the Securities and Exchange Commission on September 19, 1997. The Offering has been terminated and all shares have been sold. The managing underwriters for the Offering were Robertson, Stephens & Company LLC and William Blair & Company, LLC. Aggregate proceeds from the Offering were $31,625,000,which includes $3,836,250 paid to the Company in October 1997 upon the underwriters' exercise of an option to purchase shares to cover over-allotments.

    The Company incurred the following expenses in connection with the Offering: underwriters' discounts and commissions of $2,213,750 and approximately $2,253,000 in other expenses, for a total expense of $4,466,750.

    After deducting expenses of the Offering, the net offering proceeds to the Company were $27,158,250. From September 19, 1997, the effective date of the Registration Statement, to September 30, 1997, the ending date of the reporting period, the approximate amount of net offering proceeds used were $3.4 million to repay outstanding subordinated debt, $4.8 million to repay in full borrowings under the Company's secured revolving line of credit (including $1.7 million of additional draws required for operations in excess of the use of proceeds projected for this purpose in the Registration Statement) and $100,000 to repay indebtedness incurred in connection with the acquisition of Dimension Solutions, Inc. The remaining net proceeds were invested in short-term financial instruments.

    No payments constituted direct or indirect payments to directors, officers or general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company, or to any affiliates of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11.1 Statement Regarding Computation of Earnings Per Share

(b) Exhibit 27 Financial Data Schedule

(c) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: November 14, 1997

                                          PROBUSINESS SERVICES, INC.
                                          (Registrant)

                                                   /s/ THOMAS H. SINTON

                                          --------------------------------------
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                    /s/ STEVEN E. KLEI

                                          --------------------------------------
                                            SENIOR VICE PRESIDENT, FINANCE AND
                                                 CHIEF FINANCIAL OFFICER