Form 10-Q
period 1997-12-31
PROBUSINESS SERVICES INC
filed 1998-02-17
CIK 1028751

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

     FOR THE PERIOD ENDED DECEMBER 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

                           PROBUSINESS SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE             94-2976066
    (State or other       (I.R.S. Employer
      jurisdiction         Identification
   of incorporation)            No.)

                               4125 HOPYARD ROAD
                              PLEASANTON, CA 94588
                    (Address of principal executive offices)
                                 (510) 737-3500
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  /X/            NO  / /

    As of January 26, 1998, there were 11,183,686 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PROBUSINESS SERVICES, INC.

                                     INDEX

                                    PART I. FINANCIAL INFORMATION
                                                                                          PAGE NO.
                                                                                        -------------
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

           Condensed Consolidated Balance Sheets
             December 31, 1997 and June 30, 1997......................................            3

           Condensed Consolidated Statements of Operations
             Three and six months ended December 31, 1997 and 1996....................            4

           Condensed Consolidated Statement of Stockholders' Equity
             December 31, 1997........................................................            5

           Condensed Consolidated Statements of Cash Flows
             Six months ended December 31, 1997 and 1996..............................            6

           Notes to Condensed Consolidated Financial Statements.......................            7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS...............................................................            9


                                     PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..........................................................           18

ITEM 2.    CHANGES IN SECURITIES......................................................           18

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES............................................           18

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................           18

ITEM 5.    OTHER INFORMATION..........................................................           18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...........................................           19

           SIGNATURES.................................................................           20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                             PROBUSINESS SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                  DECEMBER 31, 1997  JUNE 30, 1997
                                                                                  -----------------  -------------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.....................................................     $    17,138      $     5,047
  Accounts receivable, net......................................................           2,785            2,476
  Prepaid expenses..............................................................             946              643
                                                                                        --------     -------------
                                                                                          20,869            8,166

  Payroll tax funds invested....................................................         281,748          177,626
                                                                                        --------     -------------
    Total current assets........................................................         302,617          185,792

Equipment, furniture and fixtures, net..........................................          10,922            7,623
Other assets....................................................................           7,043            7,020
                                                                                        --------     -------------
    Total assets................................................................     $   320,582      $   200,435
                                                                                        --------     -------------
                                                                                        --------     -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, accrued liabilities, current portion of capital lease
    obligations and deferred revenue............................................          10,290            8,125
  Note payable to stockholder, current portion..................................             100          --
                                                                                        --------     -------------
                                                                                          10,390            8,125
  Payroll tax funds collected but unremitted....................................         281,748          177,626
                                                                                        --------     -------------
    Total current liabilities...................................................         292,138          185,751

Note payable to stockholder, non-current........................................         --                   250
Long-term debt..................................................................         --                 8,667
Capital lease obligations, less current portion.................................           1,457            1,898
Commitments.....................................................................
Stockholders' equity:
  Preferred stock...............................................................         --                     3
  Common stock, par value $.001 per share.......................................              11                1
  Additional paid-in capital....................................................          51,937           23,905
  Accumulated deficit...........................................................         (23,873)         (18,952)
  Notes receivable from stockholders............................................          (1,088)          (1,088)
                                                                                        --------     -------------
    Total stockholders' equity..................................................          26,987            3,869
                                                                                        --------     -------------
        Total liabilities and stockholders' equity..............................     $   320,582      $   200,435
                                                                                        --------     -------------
                                                                                        --------     -------------

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                            DECEMBER 31,          DECEMBER 31,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Revenue...............................................................  $  10,325  $   5,524  $  19,552  $  10,199

Operating expenses:
  Cost of providing services..........................................      5,772      2,950     10,791      5,238
  General and administrative expenses.................................      1,600        869      3,368      1,491
  Research and development expenses...................................      1,020        683      2,130      1,308
  Client acquisition costs............................................      4,092      2,413      8,070      4,628
                                                                        ---------  ---------  ---------  ---------
    Total operating expenses..........................................     12,484      6,915     24,359     12,665

  Loss from operations................................................     (2,159)    (1,391)    (4,807)    (2,466)
  Interest expense....................................................       (119)      (305)      (374)      (520)
  Other income........................................................        234          1        260         12
                                                                        ---------  ---------  ---------  ---------
  Net loss............................................................  $  (2,044) $  (1,695) $  (4,921) $  (2,974)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Basic and diluted net loss per share................................  $   (0.18)            $   (0.72)
                                                                        ---------             ---------
                                                                        ---------             ---------

  Shares used in computing basic and
    diluted net loss per share........................................     11,068                 6,865
                                                                        ---------             ---------
                                                                        ---------             ---------

  Pro forma net loss per share........................................  $   (0.18) $   (0.20) $   (0.51) $   (0.35)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Shares used in computing pro forma
    net loss per share................................................     11,068      8,451      9,698      8,451
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   UNAUDITED

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               PREFERRED STOCK                         COMMON STOCK
                                    -------------------------------------  -------------------------------------
                                                              ADDITIONAL                             ADDITIONAL
                                                                PAID-IN                                PAID-IN    ACCUMULATED
                                      SHARES       AMOUNT       CAPITAL      SHARES       AMOUNT       CAPITAL      DEFICIT
                                    -----------  -----------  -----------  -----------  -----------  -----------  ------------
Balances at June 30, 1997.........    3,228,034   $       3    $  22,370     1,530,277   $       1    $   1,535    $  (18,952)
Issuance of Common Stock in
  connection with Initial Public
  Offering, net of offering
  costs...........................      --           --           --         2,875,000           3       27,042        --
Conversion of Preferred Stock into
  Common Stock....................   (3,228,034)         (3)     (22,370)    6,456,068           7       22,366        --
Exercise of Warrants..............      --           --           --           260,938      --              923        --
Exercise of Stock Options.........      --           --           --            37,258      --               22        --
Issuance of Warrants..............      --           --           --           --           --               49        --
Net loss..........................      --           --           --           --           --           --            (4,921)
                                    -----------       -----   -----------  -----------       -----   -----------  ------------
Balances at December 31, 1997.....      --        $  --        $  --        11,159,541   $      11    $  51,937    $  (23,873)
                                    -----------       -----   -----------  -----------       -----   -----------  ------------
                                    -----------       -----   -----------  -----------       -----   -----------  ------------


                                        NOTES
                                     RECEIVABLE        TOTAL
                                        FROM       STOCKHOLDERS'
                                    STOCKHOLDERS      EQUITY
                                    -------------  -------------
Balances at June 30, 1997.........    $  (1,088)     $   3,869
Issuance of Common Stock in
  connection with Initial Public
  Offering, net of offering
  costs...........................       --             27,045
Conversion of Preferred Stock into
  Common Stock....................       --             --
Exercise of Warrants..............       --                923
Exercise of Stock Options.........       --                 22
Issuance of Warrants..............       --                 49
Net loss..........................       --             (4,921)
                                    -------------  -------------
Balances at December 31, 1997.....    $  (1,088)     $  26,987
                                    -------------  -------------
                                    -------------  -------------

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
OPERATING ACTIVITIES:
Net loss..................................................................................  $   (4,921) $   (2,974)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization.......................................................       2,042         901
      Changes in operating assets and liabilities:
        Accounts receivable, net..........................................................        (309)       (873)
        Prepaid expenses..................................................................        (303)        (26)
        Other assets......................................................................       1,416        (512)
        Accounts payable..................................................................        (128)         57
        Accrued liabilities...............................................................       1,135         877
        Deferred revenue..................................................................       1,101          95
                                                                                            ----------  ----------
Net cash provided by (used in) operating activities.......................................          33      (2,455)
                                                                                            ----------  ----------
INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures............................................      (5,078)          0
Capitalization of software development costs..............................................      (1,702)       (403)
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................      (6,780)       (403)
                                                                                            ----------  ----------
FINANCING ACTIVITIES:
Borrowings under line of credit agreements................................................       6,874      11,188
Repayments of borrowings under line of credit agreements..................................     (11,632)    (10,687)
Repayments under subordinated debt........................................................      (3,909)     --
Repayments under note payable to stockholder..............................................        (150)       (259)
Principal payments on capital lease obligations...........................................        (384)       (234)
Proceeds from issuance of common stock....................................................      28,039          63
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................      18,838          71
                                                                                            ----------  ----------
Net increase (decrease) in cash and cash equivalents......................................      12,091      (2,787)
Cash and cash equivalents, beginning of period............................................       5,047       4,041
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $   17,138  $    1,254
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest..............................................  $      368  $      607
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Purchase of equipment, furniture and fixtures under capital leases....................  $   --      $    2,644
                                                                                            ----------  ----------
                                                                                            ----------  ----------
    Issuance of warrants in connection with debt..........................................  $   --      $      161
                                                                                            ----------  ----------
                                                                                            ----------  ----------
    Note receivable from stockholder issued in connection with stock option exercise......  $   --      $      544
                                                                                            ----------  ----------
                                                                                            ----------  ----------
    Disposal of equipment, furniture and fixtures.........................................  $      484  $   --
                                                                                            ----------  ----------
                                                                                            ----------  ----------
    Conversion of preferred stock to common stock.........................................  $   22,373  $   --
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

BASIS OF PRESENTATION

    The interim condensed consolidated financial statements of ProBusiness Services, Inc. have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

    The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-23189).

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended December 31, 1997 are not necessarily indicative of the results that may be expected for any future periods.

BASIC AND DILUTED NET LOSS AND PRO FORMA NET LOSS PER SHARE

    BASIC AND DILUTED

    Except as noted below, basic net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from convertible preferred stock and from stock options and warrants are not included in the computation of diluted earnings per share as their effect is antidilutive. Pursuant to the SEC Staff Accounting Bulletins, common and common equivalent shares issued at prices below the initial public offering price during the 12 month period prior to the September 19, 1997 initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at the initial public offering price and as-if converted method for preferred stock in calculating equivalent shares).

    PRO FORMA

    Pro forma net loss per share has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if converted method).

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes

                           PROBUSINESS SERVICES, INC.

1. ACCOUNTING POLICIES (CONTINUED)
any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, to conform to the Statement 128 requirements.

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement no. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

    The Company has reclassified certain prior-year balances to conform with current-year presentation.

2. DEBT

    At December 31, 1997, the Company had a $10 million line of credit available for borrowing. In September 1997, the Company repaid outstanding borrowings of $4.8 million under the line of credit with proceeds from the Company's initial public offering. Borrowings outstanding under the line of credit bear interest at the bank's prime rate plus 1%, and interest is payable monthly.

    The Company used proceeds from the initial public offering to repay the remaining balance of the original $4.0 million in subordinated debt.

3. STOCKHOLDER'S EQUITY

    On September 19, 1997, the Company completed its initial public offering of common stock. The offering consisted of 2,500,000 shares of common stock issued to the public at $11.00 per share. Upon the closing of the initial public offering, all outstanding shares of Series A, B, C, D, E, and F convertible preferred stock were converted into common stock.

    In October, the underwriters exercised an option to purchase an additional 375,000 shares of common stock at the initial public offering price of $11.00 per share to cover over-allotments in connection with the initial public offering.

    In conjunction with the initial public offering, certain preferred stockholders holding warrants to purchase shares of Series E convertible preferred stock at $7.94 per share, exercised such warrants. The Series E convertible preferred stock was converted into 260,938 shares of common stock. The Company received total consideration of approximately $923,000 related to the exercise of these warrants.

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

    Since 1994, the Company has experienced significant growth of its revenue, client base and average client size. Revenue increased from $4.1 million in fiscal 1994 to $27.4 million in fiscal 1997. From December 31, 1995 to December 31, 1997, the Company's client base for payroll processing services increased from 304 to 466 clients, while the average size of the Company's payroll clients increased from approximately 612 employees to approximately 1,080 employees. As of December 31, 1997, the Company serviced approximately 1,250 clients. The Company's revenue growth is primarily due to continued growth in its client base, the introduction of its payroll tax service in fiscal 1996, an increase in the average size of its clients, the introduction of new features and other services, the introduction of benefits administration services and a high retention rate of existing clients (approximately 92% for fiscal year 1997-measured at the end of each fiscal year). The Company does not anticipate it will sustain this rate of growth in the future.

    The Company derives its revenue from fees charged to clients for services and income earned from investing payroll tax funds. The Company typically invests payroll tax funds collected from clients and their employees in federally insured or investment-grade securities, which are subject to credit risks and interest rate fluctuations. See "Additional Factors that May Affect Future Results-Investment Risks" The Company generally recognizes revenue from services when such services are performed and recognizes income from investments when earned. Payroll and payroll tax clients generally are subject to contracts with an initial term of 36 months. Interest income earned on collected, but unremitted, payroll tax funds amounted to $3.9 million and $1.7 million, for the first six months ended December 31, 1997 and 1996, respectively. Benefits administration and human resources software clients generally are subject to contracts with an initial term of 12 months. The Company's contracts generally do not have significant penalties for cancellation.

    The Company's cost of providing services consists primarily of ongoing account management, tax and benefits administration operations and production costs and, to a lesser extent, amortization of capitalized software development costs. The Company capitalizes software development costs after technological feasibility of the software relating to a service has been established and amortizes such costs using the greater of (i) the straight-line basis over the estimated useful life of the software, which is generally 36 months, or (ii) the ratio of current revenue to the total of current revenue and anticipated future revenue over the life of the related product. General and administrative expenses consist primarily of personnel costs, professional fees and other overhead costs for finance and corporate services. Research and development expenses consist primarily of personnel costs. Client acquisition costs consist of all sales and new customer implementation expenses and, to a lesser extent marketing expenses and systems integration costs.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

                                                             THREE MONTHS           SIX MONTHS
                                                                ENDED                 ENDED
                                                             DECEMBER 31,          DECEMBER 31,
                                                         --------------------  --------------------
                                                           1997       1996       1997       1996
                                                         ---------  ---------  ---------  ---------
Statements of Operations Data:
  Revenue..............................................      100.0%     100.0%     100.0%     100.0%
Operating expenses:
  Cost of providing services...........................       55.9%      53.4%      55.2%      51.4%
  General and administrative expenses..................       15.5%      15.7%      17.2%      14.6%
  Research and development expenses....................        9.9%      12.4%      10.9%      12.8%
  Client acquisition costs.............................       39.6%      43.7%      41.3%      45.4%
                                                         ---------  ---------  ---------  ---------
    Total operating expenses...........................      120.9%     125.2%     124.6%     124.2%
Loss from operations...................................      (20.9)%     (25.2)%     (24.6)%     (24.2)%
Interest Expense.......................................       (1.2)%      (5.5)%      (1.9)%      (5.1)%
Other Income...........................................        2.3%       0.0%       1.3%       0.1%
                                                         ---------  ---------  ---------  ---------
Net loss...............................................      (19.8)%     (30.7)%     (25.2)%     (29.2)%
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

    REVENUE. Revenue for the second fiscal quarter and first six months of fiscal 1998 increased 86.9% and 91.7%, respectively, when compared with the same periods of fiscal 1997. The increases are primarily due to an increase in the number and average size of the Company's payroll and tax clients, and to a lesser extent, the introduction of the Company's benefits administration services in January 1997. Interest income earned on payroll tax funds invested was $2.0 million and $3.9 million for the second quarter and first six months of fiscal 1998, respectively, and $900,000 and $1.7 million for the comparable periods of fiscal 1997.

    COST OF PROVIDING SERVICES. Cost of providing services as a percentage of revenue was 55.9% and 55.2% for the second fiscal quarter and first six months of fiscal 1998, respectively, compared with 53.4% and 51.4% for the same periods of fiscal 1997. The increases were primarily due to operations expense related to the Company's benefits administration services introduced in January 1997, building a management infrastructure in the Company's production and account management operations, and production expenses related to an increase in the number of payroll clients.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenue was 15.5% and 17.2% for the second fiscal quarter and first six months of fiscal 1998, respectively, compared with 15.7% and 14.6% for the same periods of fiscal 1997. The increases in absolute dollars were primarily due to operations expense related to the Company's benefits administration services introduced in January 1997, the hiring of additional management and administrative personnel to support the Company's growth and a one-time charge of $315,000 for a real estate transaction.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of revenue was 9.9% and 10.9% for the second fiscal quarter and first six months of fiscal 1998, respectively, compared with 12.4% and 12.8% for the same periods of fiscal 1997. Research and development expenses decreased as a percentage of revenue due in part to higher revenue and an increase in the amount of expenses capitalized in the first six months of fiscal 1998. Capitalized software development costs were $1.0 million and $332,000 for the second quarter of fiscal 1998 and 1997, respectively, and $1.7 million and $403,000 for the first six months of fiscal 1998 and 1997, respectively.

    CLIENT ACQUISITION COSTS. Client acquisition costs as a percentage of revenue was 39.6% and 41.3% for the second fiscal quarter and first six months of fiscal 1998, respectively, compared with 43.7% and 45.4% for the same periods of fiscal 1997. The increases in absolute dollars was primarily due to expenses related to the Company's benefits administration services introduced in January 1997, an increase in expenses related to the expanded sales force for payroll and stand-alone tax services, and, to a lesser extent, implementation expenses related to an increased number of new clients.

    INTEREST EXPENSE. Interest expense as a percentage of revenue was 1.2% and 1.9% for the second fiscal quarter and first six months of fiscal 1998, respectively, compared with 5.5% and 5.1% for the same periods of fiscal 1997. The decreases in interest expense are primarily due to the repayment of the subordinated debt and repayment of borrowings under the Company 's secured revolving line of credit with proceeds from the initial public offering in September 1997.

    OTHER INCOME. Other income as a percentage of revenue was 2.3% and 1.3% for the second fiscal quarter and first six months of fiscal 1998, respectively. The increases as a percentage of revenue are due to higher cash and investment balances as a result of the initial public offering in September 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997 the Company's principal sources of liquidity included $17.1 million of cash and cash equivalents and a secured $10 million revolving line of credit which expires in April 1998. There were no outstanding borrowings under the line of credit as of December 31, 1997.

    Net cash provided by operating activities was $33,000 for the first half of fiscal 1998, compared to net cash used in operating activities of $2.5 million for the first half of fiscal 1997. The increase in cash flows from operating activities for the first six months of 1998 was primarily attributable to a decrease in other assets and an increase in depreciation, accrued liabilities and deferred revenue partially offset by an increase in net losses.

    Net cash used in investing activities was $6.8 million and $403,000 for the first half of fiscal 1998 and 1997, respectively. The increase in net cash used in investing activities resulted primarily from capital expenditures for equipment, furniture and fixtures in connection with the Company's new production facility in Southern California and the move of the Company's corporate headquarters. In addition, the Company capitalized software development costs of $1.7 million and $403,000 in the first half of fiscal 1998 and 1997, respectively. The Company expects to make additional capital expenditures for furniture, equipment and fixtures to support the continued growth of its operations. In addition, the Company anticipates that it will continue to expend funds for software development in the future.

    Net cash provided by financing activities was $18.8 million and $71,000 for the first half of fiscal 1998 and the first half of fiscal 1997, respectively. Net cash provided by financing activities for first half of fiscal 1998 related primarily to $27.1 million of net proceeds from the initial public offering of common stock and $923,000 from the exercise of warrants in conjunction with the initial public offering in September 1997. The increase was partially offset by the payment of $4.0 million of outstanding subordinated debt and the net repayment of $4.8 million of borrowings under the Company's secured revolving line of credit. Net cash provided by financing activities for the first half of fiscal 1997 was primarily a result of borrowings in excess of payments under the Company's credit agreements.

    The Company believes that existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    OPERATING LOSSES; NEED TO COMMIT TO EXPENSE IN ADVANCE OF REVENUES. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding its sales efforts and operations to new geographic regions. As of December 31, 1997, the Company had an accumulated deficit of approximately $23.9 million. The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes three to nine months or longer. In connection with the acquisition of each new client, the Company incurs substantial client acquisition costs, which consist primarily of sales and implementation expenses and, to a lesser extent, marketing expenses. The Company's ability to achieve profitability will depend in part upon its ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. There can be no assurance that the Company will achieve or sustain profitability in the future. The Company has made acquisitions in the past and intends to pursue acquisitions in the future. In connection with acquisitions, the Company has in the past incurred and will likely incur in the future costs associated with adding personnel, integrating technology and increasing overhead to support the acquired business, acquiring in-process technology and amortization expenses related to goodwill. As a result, such acquisitions have had and any future acquisition could have an adverse effect on the Company's results of operations.

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

    In the ordinary course of business, the Company evaluates potential acquisitions of complementary services, technologies or businesses. There can be no assurance that any future acquisition will be completed or that, if completed, will be effectively assimilated into the Company's business. In addition, future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition and results of operations or on the market price of the Company's Common Stock.

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

    IMPACT OF YEAR 2000 ISSUE. The Company's payroll software is fully year 2000 compliant. The Company is still assessing the possible effects on the Company's operations of the year 2000 readiness of key clients, suppliers and subcontractors. The Company's reliance on key clients, suppliers and subcontractors, and, therefore, on the proper functioning of their information systems and software, means that failure to address year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    (c) On November 21, 1997, the Company issued 16,079 shares of Common Stock upon the exercise by LINC Capital Management of a warrant pursuant to a net exercise provision at a price of $3.97 per share. The issuance of the shares of Common Stock pursuant to exercise of the warrant was exempt from registration under the Securities Act of 1993, as amended, (the "Securities Act") in reliance on Section 4(2) of the Securities Act.

    (d) On September 19, 1997, the Company commenced an initial public offering, which consisted of 2,875,000 shares of its Common Stock (the "Offering") at $11.00 per share pursuant to a registration statement (No. 333-23189) declared effective by the Securities and Exchange Commission on September 19, 1997. As of October 1, 1997, approximately $18.9 million of the net proceeds from the Offering were invested in short-term financial instruments. From October 1, 1997 to December 31, 1997, the Company removed approximately $1.9 million of these proceeds from the short-term financial instruments, using approximately $525,000 to repay in full the Company's outstanding subordinated debt, approximately $50,000 to repay indebtedness incurred in connection with the acquisition of Dimension Solutions, Inc., and approximately $1.3 million for working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11.1 Statement Regarding Computation of Earnings Per Share

                           PROBUSINESS SERVICES, INC.

                STATEMENT REGARDING THE COMPUTATION OF NET LOSS
                        AND PRO FORMA NET LOSS PER SHARE

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                             DECEMBER 31,          DECEMBER 31,
                                                                         --------------------  --------------------
                                                                           1997       1996       1997       1996
                                                                         ---------  ---------  ---------  ---------
Net Loss...............................................................  $  (2,044) $  (1,695) $  (4,921) $  (2,974)
Shares used in the basic and diluted net loss per share computation:
  Weighted average shares of common stock outstanding..................     11,068        212      6,865        212
  Shares related to Staff Accounting Bulletin Topic 4D
    Cheap stock........................................................     --          1,318     --          1,318
    Common stock options...............................................     --            386     --            386
    Preferred stock....................................................     --          1,229     --          1,229
    Warrants...........................................................     --             79     --             79
                                                                         ---------  ---------  ---------  ---------
Shares used in basic and diluted net loss per share computation........     11,068      3,224      6,865      3,224
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Basic and diluted net loss loss per share..............................  $   (0.18) $   (0.53) $   (0.72) $   (0.92)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

Calculation of shares outstanding for computing pro forma net loss per share:
    Shares used in computing historical net loss per share (from
      above)...........................................................     11,068      3,224      6,865      3,224
    Adjustments to reflect the effect of the assumed conversion of
      convertible preferred stock from the date of issuance............     --          5,227      2,833      5,227
                                                                         ---------  ---------  ---------  ---------
Shares used in computing pro forma net loss per share..................     11,068      8,451      9,698      8,451
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Pro forma net loss per share...........................................  $   (0.18) $   (0.20) $   (0.51) $   (0.35)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

(b) Exhibit 27 Financial Data Schedule

(c) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 1998

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