Form 10-Q
period 1998-03-31
PROBUSINESS SERVICES INC
filed 1998-05-15
CIK 1028751

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

         FOR THE PERIOD ENDED MARCH 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                           PROBUSINESS SERVICES, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             94-2976066
        (State or other jurisdiction         (I.R.S. Employer Identification
             of incorporation)                            No.)

                               4125 HOPYARD ROAD
                              PLEASANTON, CA 94588
                    (Address of principal executive offices)

                                 (925) 737-3500
              (Registrant's telephone number, including area code)

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

                                YES /X/  NO / /

    As of May 8, 1998, there were 11,264,242 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PROBUSINESS SERVICES, INC.
                                     INDEX

                                                                                                           PAGE NO.
                                                                                                         -------------
                                           PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

            Condensed Consolidated Balance Sheets
              March 31, 1998 and June 30, 1997.........................................................            3

            Condensed Consolidated Statements of Operations
              Three and Nine months ended March 31, 1998 and 1997......................................            4

            Condensed Consolidated Statement of Stockholders' Equity
              March 31, 1998...........................................................................            5

            Condensed Consolidated Statements of Cash Flows
              Nine months ended March 31, 1998 and 1997................................................            6

            Notes to Unaudited Condensed Consolidated Financial Statements.............................            8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......           11

                                            PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS..........................................................................           20

ITEM 2.     CHANGES IN SECURITIES......................................................................           20

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES............................................................           20

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................           20

ITEM 5.     OTHER INFORMATION..........................................................................           20

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................................................           20

            SIGNATURES.................................................................................           21

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PROBUSINESS SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                     MARCH 31, 1998  JUNE 30, 1997
                                                                                     --------------  -------------
                                                      ASSETS

Current Assets:
  Cash and cash equivalents........................................................    $   15,244     $     5,047
  Accounts receivable, net.........................................................         2,339           2,476
  Prepaid expenses and other current assets........................................         2,869             643
                                                                                     --------------  -------------
                                                                                           20,452           8,166
  Payroll tax funds invested.......................................................       405,230         177,626
                                                                                     --------------  -------------
    Total current assets...........................................................       425,682         185,792
Equipment, furniture and fixtures, net.............................................        11,602           7,623
Other assets.......................................................................         9,901           7,020
                                                                                     --------------  -------------
      Total assets.................................................................    $  447,185     $   200,435
                                                                                     --------------  -------------
                                                                                     --------------  -------------

                                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts payable, accrued liabilities, current portion of capital lease
    obligations and deferred revenue...............................................        14,700           8,125
  Payroll tax funds collected but unremitted.......................................       405,230         177,626
                                                                                     --------------  -------------
    Total current liabilities......................................................       419,930         185,751
Note payable to stockholder........................................................            --             250
Long-term debt.....................................................................            --           8,667
Capital lease obligations, less current portion....................................         1,300           1,898
Commitments
Stockholders' equity:
  Preferred stock..................................................................            --               3
  Common stock, par value $.001 per share..........................................            11               1
  Additional paid-in capital.......................................................        52,038          23,905
  Accumulated deficit..............................................................       (25,006)        (18,952)
  Notes receivable from stockholders...............................................        (1,088)         (1,088)
                                                                                     --------------  -------------
    Total stockholders' equity.....................................................        25,955           3,869
                                                                                     --------------  -------------
      Total liabilities and stockholders' equity...................................    $  447,185     $   200,435
                                                                                     --------------  -------------
                                                                                     --------------  -------------

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                          MARCH 31,               MARCH 31,
                                                                    ----------------------  ----------------------
                                                                       1998        1997        1998        1997
                                                                    ----------  ----------  ----------  ----------
Revenue...........................................................  $   13,611  $    8,427  $   33,163  $   18,626

Operating expenses:
  Cost of providing services......................................       6,424       3,907      17,215       9,145
  General and administrative expenses.............................       1,693       1,441       5,061       2,932
  Research and development expenses...............................       1,213         732       3,343       2,040
  Client acquisition costs........................................       5,569       3,664      13,639       8,292
                                                                    ----------  ----------  ----------  ----------
    Total operating expenses......................................      14,899       9,744      39,258      22,409
  Loss from operations............................................      (1,288)     (1,317)     (6,095)     (3,783)
  Interest expense................................................         (87)       (380)       (461)       (900)
  Other income....................................................         242           2         502          14
                                                                    ----------  ----------  ----------  ----------
  Net loss........................................................  $   (1,133) $   (1,695) $   (6,054) $   (4,669)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
  Basic and diluted net loss per share............................  $    (0.10)
                                                                    ----------
                                                                    ----------
  Shares used in computing basic and diluted net loss per share...      11,200
                                                                    ----------
                                                                    ----------
  Pro forma net loss per share....................................              $    (0.24) $    (0.59) $    (0.69)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Shares used in computing pro forma net loss per share...........                   7,049      10,199       6,719
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                PREFERRED STOCK                       COMMON STOCK
                       ----------------------------------  -----------------------------------                    NOTES
                                               ADDITIONAL                          ADDITIONAL                  RECEIVABLE
                                                PAID-IN                              PAID-IN    ACCUMULATED       FROM
                        SHARES      AMOUNT      CAPITAL     SHARES      AMOUNT       CAPITAL      DEFICIT     STOCKHOLDERS
                       ---------  -----------  ----------  ---------  -----------  -----------  ------------  -------------
Balances at June 30,
  1997...............  3,228,034   $       3   $   22,370  1,530,277   $       1    $   1,535    $  (18,952)    $  (1,088)
Issuance of Common
  Stock in connection
  with Initial Public
  Offering, net of
  offering costs.....         --          --           --  2,875,000           3       27,042            --            --
Conversion of
  Preferred Stock
  into Common
  Stock..............  (3,228,034)         (3)    (22,370) 6,456,068           7       22,366            --            --
Exercise of
  Warrants...........         --          --           --    277,150          --          923            --            --
Exercise of Stock
  Options............         --          --           --    108,189          --          123            --            --
Issuance of
  Warrants...........         --          --           --         --          --           49            --            --
Net loss.............         --          --           --         --          --           --        (6,054)           --
                       ---------         ---   ----------  ---------         ---   -----------  ------------  -------------
Balances at March 31,
  1997                        --   $      --   $       --  11,246,684  $      11    $  52,038    $  (25,006)    $  (1,088)
                       ---------         ---   ----------  ---------         ---   -----------  ------------  -------------
                       ---------         ---   ----------  ---------         ---   -----------  ------------  -------------


                           TOTAL
                       STOCKHOLDERS'
                          EQUITY
                       -------------
Balances at June 30,
  1997...............    $   3,869
Issuance of Common
  Stock in connection
  with Initial Public
  Offering, net of
  offering costs.....       27,045
Conversion of
  Preferred Stock
  into Common
  Stock..............           --
Exercise of
  Warrants...........          923
Exercise of Stock
  Options............          123
Issuance of
  Warrants...........           49
Net loss.............       (6,054)
                       -------------
Balances at March 31,
  1997                   $  25,955
                       -------------
                       -------------

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                --------------------
                                                                                                  1998       1997
                                                                                                ---------  ---------
OPERATING ACTIVITIES
Net loss......................................................................................  $  (6,054) $  (4,669)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization.............................................................      3,223      1,763
    Changes in operating assets and liabilities:
      Accounts receivable, net................................................................        137        (84)
      Prepaid expenses and other current assets...............................................     (2,226)      (128)
      Other assets............................................................................       (622)    (1,579)
      Accounts payable, accrued liabilities, current portion of capital lease obligations and
        deferred revenue......................................................................      6,543        782
                                                                                                ---------  ---------
Net cash provided by (used in) operating activities...........................................      1,001     (3,915)
                                                                                                ---------  ---------
INVESTING ACTIVITIES
Acquisition of Benesphere.....................................................................         --       (245)
Purchases of equipment, furniture and fixtures................................................     (6,821)    (1,022)
Capitalization of software development costs..................................................     (2,640)      (921)
                                                                                                ---------  ---------
Net cash used in investing activities.........................................................     (9,461)    (2,188)
                                                                                                ---------  ---------
FINANCING ACTIVITIES
Borrowings under line of credit agreements....................................................      6,874     21,153
Repayments of borrowings under line of credit agreements......................................    (11,632)   (22,702)
Repayments under subordinated debt............................................................     (3,909)        --
Repayments under note payable.................................................................         --       (259)
(Repayments)/borrowings under note payable to stockholder.....................................       (250)       275
Principal payments on capital lease obligations...............................................       (566)      (429)
Proceeds from issuance of preferred stock.....................................................         --      9,851
Proceeds from issuance of common stock........................................................     28,140         74
                                                                                                ---------  ---------
Net cash provided by financing activities.....................................................     18,657      7,963
                                                                                                ---------  ---------
Net increase in cash and cash equivalents.....................................................     10,197      1,860
Cash and cash equivalents, beginning of period................................................      5,047      4,041
                                                                                                ---------  ---------
Cash and cash equivalents, end of period......................................................  $  15,244  $   5,901
                                                                                                ---------  ---------
                                                                                                ---------  ---------

                           PROBUSINESS SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                           (IN THOUSANDS) (CONTINUED)

                                                                                                 NINE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                --------------------
                                                                                                  1998       1997
                                                                                                ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest....................................................  $     456  $   1,142
                                                                                                ---------  ---------
                                                                                                ---------  ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of equipment, furniture and fixtures under capital leases..........................  $      --  $   2,644
                                                                                                ---------  ---------
                                                                                                ---------  ---------
  Issuance of warrants in connection with debt................................................  $      --  $     161
                                                                                                ---------  ---------
                                                                                                ---------  ---------
  Note receivable from stockholder issued in connection with stock option exercise............  $      --  $   1,088
                                                                                                ---------  ---------
                                                                                                ---------  ---------
  Disposal of equipment, furniture and fixtures...............................................  $     484  $      --
                                                                                                ---------  ---------
                                                                                                ---------  ---------
  Conversion of preferred stock to common stock...............................................  $  22,373  $      --
                                                                                                ---------  ---------
                                                                                                ---------  ---------
ACQUISITION OF BENESPHERE ADMINISTRATORS, INC.:
  Issuance of warrants........................................................................  $      --  $     160
                                                                                                ---------  ---------
                                                                                                ---------  ---------
  Liabilities assumed.........................................................................  $      --  $   2,595
                                                                                                ---------  ---------
                                                                                                ---------  ---------
  Note payable to BeneSphere Administrators, Inc..............................................  $      --  $     250
                                                                                                ---------  ---------
                                                                                                ---------  ---------

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

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any future periods.

BASIC AND DILUTED NET LOSS AND PRO FORMA NET LOSS PER SHARE

    BASIC AND DILUTED

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Common stock equivalent shares from convertible preferred stock and from stock options and warrants are not included as the effect is anti-dilutive. All earnings per share amounts for all periods have been presented, to conform to the Statement 128 requirements.

    In February 1998, Staff Accounting Bulletin No. 98 ("SAB 98") was issued and amends the existing Securities and Exchange Commission ("SEC") staff guidance primarily to give effect to FAS 128. Under SAB 98 , certain shares of convertible preferred stock, options and warrants to purchase shares of common stock, issued at prices below the per share price of shares sold in the Company's initial public offering in September 1997 and previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletins Nos. 55, 64, and 83 are now excluded from the computation.

    PRO FORMA

    Pro forma net loss per share has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if converted method).

                           PROBUSINESS SERVICES, INC.

1. ACCOUNTING POLICIES (CONTINUED)
RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

    The Company has reclassified certain prior-year balances to conform with current-year presentation.

2. DEBT

    At March 31, 1998, the Company had a $10 million line of credit available for borrowing. In September 1997, the Company repaid outstanding borrowings of $4.8 million under the line of credit with proceeds from the Company's initial public offering. Borrowings outstanding under the line of credit bear interest at the bank's prime rate plus 1%, and interest is payable monthly.

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

    In conjunction with the initial public offering, certain preferred stockholders holding warrants to purchase shares of Series E convertible preferred stock at $7.94 per share, exercised such warrants. The Series E convertible preferred stock was converted into 260,938 shares of common stock. The Company received total consideration of approximately $923,000 related to the exercise of these warrants. On November 21, 1997 and February 19, 1998, the Company issued 16,079 and 16,212 shares of Common Stock, respectively, upon the exercise of warrants pursuant to a net exercise provision at a price of $3.97 per share. The issuance of these shares of Common Stock pursuant to exercise of the warrants were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. The shares of Common Stock issued pursuant to exercise of the warrants are restricted securities.

4. INTEREST RATE SWAP AGREEMENTS

    The Company has entered into various interest rate swap agreements ("Agreements") with a financial institution with fixed interest rates between 5.736% and 5.905% each having a term of two years, one of

                           PROBUSINESS SERVICES, INC.

4. INTEREST RATE SWAP AGREEMENTS (CONTINUED) which having a cancellation option after one year, and require the Company to maintain certain notional balances. The purpose of the Agreements is to convert a portion of the interest the Company earns from collected but unremitted payroll tax funds from a floating to a fixed rate basis. The actual notional balances vary on a monthly basis due to fluctuations in projected investments relating to payroll tax funds. The average monthly notional balance for the remaining term of the Agreements is $215 million. The Agreements require collateral if interest rates increase and certain other conditions are met as defined in the Agreements. At March 31, 1998 no collateral was required.

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

    Since 1994, the Company has experienced significant growth of its revenue, client base and average client size. Revenue increased from $4.1 million in fiscal 1994 to $27.4 million in fiscal 1997. From March 31, 1996 to March 31, 1998, the Company's client base for payroll processing services increased from 309 to 499 clients, while the average size of the Company's payroll clients increased from approximately 704 employees to approximately 1,064 employees. As of March 31, 1998, the Company serviced approximately 1,400 clients. The Company's revenue growth is primarily due to continued growth in its client base, the introduction of its payroll tax service in fiscal 1996, an increase in the average size of its clients, the introduction of new features and other services, the introduction of benefits administration services and a high retention rate of existing clients (approximately 92% for fiscal year 1997-measured at the end of each fiscal year). The Company does not anticipate it will sustain this rate of growth in the future.

    The Company derives its revenue from fees charged to clients for services and income earned from investing payroll tax funds. The Company typically invests payroll tax funds collected from clients and their employees in federally insured or investment-grade securities, which are subject to credit risks and interest rate fluctuations. See "Additional Factors that May Affect Future Results-Investment Risks" The Company generally recognizes revenue from services when such services are performed and recognizes income from investments when earned. Payroll and payroll tax clients generally are subject to contracts with an initial term of 36 months. Interest income earned on collected, but unremitted, payroll tax funds amounted to $7.8 million and $3.8 million for the first nine months of fiscal year 1998 and 1997, respectively. Benefits administration and human resources software clients generally are subject to contracts with an initial term of 12 months. The Company's contracts generally do not have significant penalties for cancellation.

    The Company's cost of providing services consists primarily of ongoing account management, tax and benefits administration operations and production costs. The Company capitalizes software development costs after technological feasibility of the software relating to a service has been established and amortizes such costs using the greater of (i) the straight-line basis over the estimated useful life of the software, which is generally 36 months, or (ii) the ratio of current revenue to the total of current revenue and anticipated future revenue over the life of the related product. General and administrative expenses consist primarily of personnel costs, professional fees and other overhead costs for finance and corporate services. Research and development expenses consist primarily of personnel costs. Client acquisition costs consist of all sales and new customer implementation expenses and, to a lesser extent marketing expenses and systems integration costs.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

                                                                       THREE MONTHS ENDED
                                                                                             NINE MONTHS ENDED
                                                                           MARCH 31,             MARCH 31,
                                                                      --------------------  --------------------
                                                                        1998       1997       1998       1997
                                                                      ---------  ---------  ---------  ---------
Statements of Operations Data:
Revenue                                                                   100.0%     100.0%     100.0%     100.0%
Operating expenses:
  Cost of providing services........................................       47.2%      46.4%      51.9%      49.1%
  General and administrative expenses...............................       12.5%      17.1%      15.3%      15.7%
  Research and development expenses.................................        8.9%       8.6%      10.1%      11.0%
  Client acquisition costs..........................................       40.9%      43.5%      41.1%      44.5%
                                                                      ---------  ---------  ---------  ---------
    Total operating expenses........................................      109.5%     115.6%     118.4%     120.3%
Loss from operations................................................       (9.5)%     (15.6)%     (18.4)%     (20.3)%
Interest Expense....................................................       (0.6)%      (4.5)%      (1.4)%      (4.8)%
Other Income........................................................        1.8%       0.0%       1.5%      (0.0)%
                                                                      ---------  ---------  ---------  ---------
Net loss............................................................       (8.3)%     (20.1)%     (18.3)%     (25.1)%
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

    REVENUE. Revenue for the third fiscal quarter and first nine months of fiscal 1998 increased 61.5% and 78.0%, respectively, when compared with the same periods of fiscal 1997. The increases are primarily due to an increase in the number and average size of the Company's payroll and tax clients. Interest income earned on payroll tax funds invested was $3.9 million and $7.8 million for the third quarter and first nine months of fiscal 1998, respectively, and $2.1 and $3.8 million for the comparable periods of fiscal 1997.

    COST OF PROVIDING SERVICES. Cost of providing services as a percentage of revenue was 47.2% and 51.9% for the third fiscal quarter and first nine months of fiscal 1998, respectively, compared with 46.4% and 49.1% for the same periods of fiscal 1997. The increases were primarily due to building management infrastructure in the Company's production and account management operations, and production expenses related to an increase in the number of payroll clients.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenue was 12.5% and 15.3% for the third fiscal quarter and first nine months of fiscal 1998, respectively, compared with 17.1% and 15.7% for the same periods of fiscal 1997. The increases in absolute dollars were primarily due to operations expense related to the Company's benefits administration services introduced in January 1997, the hiring of additional management and administrative personnel to support the Company's growth and a one-time charge of $315,000 for a real estate transaction.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses as a percentage of revenue was 8.9% and 10.1% for the third fiscal quarter and first nine months of fiscal 1998, respectively, compared with 8.6% and 11.0% for the same periods of fiscal 1997. Research and development expenses decreased as a percentage of revenue in the nine months ended March 31, 1998 due in part to higher revenue and an increase in the amount of expenses capitalized in the first nine months of fiscal 1998. Capitalized software development costs were $938,000 and $518,000 for the third quarter of fiscal 1998 and 1997, respectively, and $2.6 million and $921,000 for the first nine months of fiscal 1998 and 1997, respectively.

    CLIENT ACQUISITION COSTS. Client acquisition costs as a percentage of revenue were 40.9% and 41.1% for the third fiscal quarter and first nine months of fiscal 1998, respectively, compared with 43.5% and

44.5% for the same periods of fiscal 1997. The increases in absolute dollars were primarily due to the expanded sales and implementation force for payroll and stand-alone tax services, and expenses related to the Company's benefits administration services introduced in January 1997.

    INTEREST EXPENSE. Interest expense as a percentage of revenue was .6% and 1.4% for the third fiscal quarter and first nine months of fiscal 1998, respectively, compared with 4.5% and 4.8% for the same periods of fiscal 1997. The decreases in interest expense were primarily due to the repayment of subordinated debt and repayment of borrowings under the Company's secured revolving line of credit with proceeds from the Company's initial public offering in September 1997.

    OTHER INCOME. Other income as a percentage of revenue was 1.8% and 1.5% for the third fiscal quarter and first nine months of fiscal 1998, respectively. The increases as a percentage of revenue are due to higher cash and investment balances resulting from the Company's initial public offering in September 1997 when compared to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1998, the Company's principal sources of liquidity included $15.2 million of cash and cash equivalents and a secured $10 million revolving line of credit which expires December 31, 1998. There were no outstanding borrowings under the line of credit as of March 31, 1998.

    Net cash provided by operating activities was $1.0 million for the first nine months of fiscal 1998, compared to net cash used in operating activities of $4.2 million for the first nine months of fiscal 1997. The increase in cash flows from operating activities for the first nine months of 1998 was primarily attributable to an increase in accrued liabilities, depreciation and deferred revenue partially offset by an increase in prepaid expenses and other current assets and net losses.

    Net cash used in investing activities was $9.5 million and $1.9 million for the first nine months of fiscal 1998 and 1997, respectively. The increase in net cash used in investing activities resulted primarily from (i) capital expenditures for equipment, furniture and fixtures to support the Company's increased personnel, (ii) the move of the Company's corporate headquarters,
(iii) the Company's new production facility in Southern California. In addition, the Company capitalized software development costs of $2.6 million and $921,000 in the first nine months of fiscal 1998 and 1997, respectively. The Company expects to make additional capital expenditures for furniture, equipment and fixtures to support the continued growth of its operations. In addition, the Company anticipates that it will continue to expend funds for software development in the future.

    Net cash provided by financing activities was $18.7 million and $8.0 million for the first nine months of fiscal 1998 and 1997, respectively. Net cash provided by financing activities for first nine months of fiscal 1998 related primarily to $27.1 million of net proceeds from the Company's initial public offering of common stock and $923,000 from the exercise of warrants in conjunction with the initial public offering in September 1997. The increase was partially offset by the payment of $4.0 million of outstanding subordinated debt and the repayment of $4.8 million of borrowings under the Company's secured revolving line of credit. Net cash provided by financing activities for the first nine months of fiscal 1997 was primarily a result of $9.9 million of net proceeds from the issuance of preferred stock in March 1997.

    The Company believes that existing cash balances, amounts available under its current credit facility and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements through fiscal year 1999.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    OPERATING LOSSES; NEED TO COMMIT TO EXPENSE IN ADVANCE OF REVENUES. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding its sales efforts and operations to new geographic regions. As of March 31, 1998, the Company had an accumulated deficit of approximately $25.0 million. The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes three to nine months or longer. In connection with the acquisition of each new client, the Company incurs substantial client acquisition costs, which consist primarily of sales and implementation expenses and, to a lesser extent, marketing expenses. The Company's ability to achieve profitability will depend in part upon its ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. There can be no assurance that the Company will achieve or sustain profitability in the future. The Company has made acquisitions in the past and intends to pursue acquisitions in the future. In connection with acquisitions, the Company has in the past incurred and will likely incur in the future costs associated with adding personnel, integrating technology and increasing overhead to support the acquired business, acquiring in-process technology and amortization expenses related to goodwill. As a result, such acquisitions have had and any future acquisition could have an adverse effect on the Company's results of operations.

    SEASONALITY; FLUCTUATION IN QUARTERLY RESULTS. The Company's business is characterized by significant seasonality. As a result, the Company's revenue has been subject to significant seasonal fluctuations, with the largest percentage of annual revenue being realized in the third and fourth fiscal quarters, primarily due to new clients beginning services in January (the beginning of the tax year and the Company's third fiscal quarter) and higher interest income earned on tax funds. Further, the Company's operating expenses are typically higher as a percentage of revenue in the first and third fiscal quarters as the Company increases personnel to acquire new clients and to implement and provide services to such new clients.

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

    MANAGEMENT OF GROWTH. The Company's business has grown significantly in size and complexity over the past three years, which has placed significant demands on the Company's management, systems, internal controls, and financial and physical resources. In order to meet such demands, the Company intends to continue to hire new employees, open new offices to gain clients in new geographic regions and invest in new equipment or make other capital expenditures. In addition, the Company expects that it will need to develop further its financial and managerial controls and reporting systems and procedures to accommodate any future growth. Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently in the process of integrating BeneSphere's business with the Company's business. The Company has established a processing center in Irvine, California and intends to open a new sales office on the east coast. In September 1997, the Company moved to a larger facility to house its operations in Pleasanton, California and entered into a lease for additional space to be occupied in fiscal year 1999. There can be no assurance that the Company will be able to establish such facilities on a timely basis. In addition, the Company's growth may depend to some extent on its ability to successfully complete strategic acquisitions to expand or complement its existing business. There can be no assurance that suitable acquisitions can be identified, consummated or successfully integrated into the Company's operations. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition or results of operations.

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

    Application software used by the Company may contain defects or failures when introduced or when new versions or enhancements are released. The Company has in the past discovered software defects in certain of its applications, in some cases only after its systems have been used by clients. There can be no assurance that future defects will not be discovered in existing or new applications or releases. Any such occurrence could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

    RISKS ASSOCIATED WITH GEOGRAPHIC EXPANSION. A substantial majority of the Company's revenue has been derived from clients located in the western United States. The Company's ability to achieve significant future revenue growth will in part depend on its ability to gain new clients throughout the United States. Currently, the Company has eleven sales representatives focused on sales outside of California, and the Company intends to locate additional sales representatives in major metropolitan areas throughout the United States. Substantially all production for the Company's clients has been maintained at the Company's headquarters in Pleasanton, California, including all client calculations. The Company moved substantially all of the printing and distribution services for its Southern California clients to its facility in Irvine, California. The Company also expects to open additional sales offices in the future. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management and operating and financial systems. The Company will be required to continue to implement and improve its systems on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and clients and the increased size of the Company's operations. Any failure to implement and improve the Company's systems or to hire and retain the appropriate personnel to manage its operations would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, an increase in the Company's operating expenses from its planned expansion will have a material adverse effect on the Company's business, financial condition and results of operations if revenue does not increase to support such expansion.

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

    IMPACT OF YEAR 2000 ISSUE. The Company is assessing the possible effects on the Company's operations of the year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and, therefore, on the proper functioning of their information systems and software, means that failure to address year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    (c) On February 19, 1998, the Company issued 16,212 shares of Common Stock to Silicon Valley Bank upon the exercise of a warrant pursuant to a net exercise provision at a price of $3.97 per share. The issuance of the shares of Common Stock pursuant to exercise of the warrant were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

    (d) On September 19, 1997, the Company commenced an initial public offering, which consisted of 2,875,000 shares of its Common Stock (the "Offering") at $11.00 per share pursuant to a registration statement (No. 333-23189) declared effective by the Securities and Exchange Commission on September 19, 1997. As of January 1, 1998, approximately $17.0 million of the net proceeds from the Offering were invested in short-term financial instruments. From January 1, 1998 to March 31, 1998, the Company used approximately $1.9 million of these proceeds from the short-term financial instruments, using approximately $100,000 to repay in full indebtedness incurred in connection with the acquisition of Dimension Solutions, Inc., and approximately $1.8 million for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11.1 Statement Regarding Computation of Earnings Per Share
        Exhibit 27  Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 1998                 PROBUSINESS SERVICES, INC.
                                     (REGISTRANT)

                                     /S/ THOMAS H. SINTON
                                     -----------------------------------------
                                     President and Chief Executive Officer

                                     /s/ STEVEN E. KLEI
                                     -----------------------------------------
                                     Senior Vice President, Finance and Chief
                                     Financial Officer