Form 10-K
period 1998-06-30
PROBUSINESS SERVICES INC
filed 1998-09-28
CIK 1028751

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     ----------
                                     FORM 10-K
                                     ----------
(Mark One)


(x) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                         OR

(  ) Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (no fee required)

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

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS              ON WHICH REGISTERED
        ----------------------           ----------------------
                None                               None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, $.001 PAR VALUE
                                  (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   x                        NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 30, 1998, there were 17,114,855 shares of the Registrant's Common Stock outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 1998) was approximately $311,293,699. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1998 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held November 12, 1998 are incorporated by reference into Part III.

                             PROBUSINESS SERVICES, INC.
                               INDEX TO ANNUAL REPORT

                                    ON FORM 10-K

PART I

ITEM 1.     BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

ITEM 2.     PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . .8

ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .8


PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .9

ITEM 6.     SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . .9

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . .9

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . .9

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . .9


PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . 10

ITEM 11.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . 12

ITEM 12.    SECURITY OWNERSHIP. . . . . . . . . . . . . . . . . . . . . . 12

ITEM 13.    CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS . . . . . . . . 12


PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . 13

            SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 14

                             PROBUSINESS SERVICES, INC.
                                      PART I.


     THE FOLLOWING REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE SET FORTH IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ON PAGE 19 OF THE COMPANY'S 1998 ANNUAL REPORT TO STOCKHOLDERS, WHICH IS INCORPORATED BY REFERENCE INTO PART II, ITEM 7 OF THIS REPORT.

ITEM 1.  BUSINESS

OVERVIEW

     ProBusiness is a leading provider of employee administrative services for large employers. The Company's primary service offerings are payroll processing, payroll tax filing, benefits administration, including the enrollment and processing of flexible benefits plans and COBRA programs, and human resources software. The Company's proprietary PC-based payroll system offers the cost-effective benefits of outsourcing and high levels of client service, while providing the flexibility, control, customization and integration of an in-house system. As of June 30, 1998, the Company provided services to approximately 1,400 clients. As of June 30, 1998, the Company provided payroll processing services to approximately 510 clients with an aggregate of approximately 575,000 active employees and an average of approximately 1,100 employees. For the quarter ended June 30, 1998, the Company processed 4.3 million checks for the Company's payroll clients. In addition to providing tax filing services for its payroll clients, as of June 30, 1998 the Company provided national tax filing services to 72 clients with an aggregate of approximately 1.1 million employees and an average of more than 15,200 employees.

     The Company differentiates itself from its competitors through its proprietary PC-based technology, high quality, responsive and professional client service, and focus on the needs of large employers. ProBusiness develops a business partnership with each client by assessing each client's payroll processing needs, reengineering and designing the client's payroll systems and processes and implementing a cost-effective solution. The Company maintains an ongoing relationship with each client using a strategic team of specialists led by a personal account manager who proactively manages each client's account and marshals the resources of the team to meet the client's specific needs. ProBusiness maintains a low client-to-account manager ratio to offer clients accessible and responsive account management. The Company believes that its low client-to-account manager ratio and its focus on client service are key factors in enabling the Company to achieve a high payroll client retention rate, which was approximately 92% for fiscal year 1998.

     The Company provides large employers with the cost-effective benefits of outsourcing and high levels of client service, while providing the flexibility, system control, customization and integration of an in-house system. The Company combines its PC-based technology and personalized client service to provide a broad range of service offerings, including payroll processing, payroll tax filing, benefits administration and human resources software.

     The Company's objective is to be the premier provider of employee administrative services for large employers. The Company's strategy is to continue providing clients with high levels of personal service and developing a comprehensive and fully integrated suite of employee administrative services. The Company also intends to expand its client base and provide additional services to its existing clients.

     The Company was incorporated in California in October 1984 and reincorporated in Delaware in September 1997. The Company's executive offices are located at 4125 Hopyard Road, Pleasanton, California 94588, and its telephone number is (925) 737-3500.

SERVICE OFFERINGS

     The Company provides a broad range of employee administrative services, including payroll processing, tax filing, benefits administration and human resources software. The Company intends to expand its service offerings through future acquisitions, alliances and investments and to develop enhancements to its existing services internally.

PAYROLL PROCESSING. The Company processes time and attendance data to calculate and produce employee paychecks, direct deposits and reports for its clients. Clients receive paychecks and reports within 24 to 48 hours of the Company's receipt of the data electronically submitted from the client. The Company's system is highly configurable to meet the specialized needs of each client yet maintains the ability to provide high volume processing. The system integrates easily with the client's general ledger, human resources and time and attendance systems. In addition, the Company offers many sophisticated features, including the automatic enrollment and tracking of paid time off, proration of compensation for new hires and integrated garnishment processing.

PAYROLL TAX FILING. The Company collects contributed employer and employee tax funds from clients, deposits such funds with tax authorities when due, files all tax returns and reconciles the client's account. The Company will also represent the client before tax authorities in disputes or inquiries. Substantially all existing payroll clients utilize the Company's payroll tax service. In addition, as of June 30, 1998, the Company provided national tax services to 72 clients with an aggregate of more than 1.1 million employees and an average of more than 15,200 employees.

BENEFITS ADMINISTRATION. The Company's benefits administration services include flexible benefits enrollment and processing, COBRA administration and consolidated billing and eligibility tracking. Employees can enroll in and choose their flexible spending benefits through traditional paper-based forms or through Internet-accessible enrollment sites using the Company's Enrollnet-TM-service.

HUMAN RESOURCES SOFTWARE. The Company's human resources software tracks and reports general employee information, including compensation, benefits, skills, performance, training, job titles and medical history. For clients that also use the Company's payroll service, the human resources data can be transferred to the payroll services system, thus eliminating the need for duplicate data entry.

     The Company continually evaluates the addition of add-on service offerings to expand the breadth of its solution through alliances, acquisitions or internal development. Such additional services include administrative services related to time and attendance, travel and entertainment, unemployment insurance and 401(k) plans.

CLIENT SERVICE

     The Company believes that its focus and dedication to providing high levels of client service is a competitive advantage in the large employer market. ProBusiness develops a business partnership with each client by assessing each client's payroll processing needs, reengineering and designing the client's payroll system and process and implementing a value-added solution. The Company maintains an ongoing relationship with each client using a strategic team that includes a sales representative, a sales analyst, an implementation manager, an account manager and numerous functional, regulatory and technical support specialists. The Company intends to continue providing its clients with a high level of service by hiring professionals who are experienced in their fields. Most service personnel have experience in payroll, accounting, human resources or financial services industries, and many hold Certified Public Accountant or Certified Payroll Professional accreditations.

     The Company continually monitors the quality of its service through client feedback mechanisms. The Company obtains valuable insights into the needs of its clients through its partnership with each client and from client responses to surveys, which are conducted semi-annually. The Company uses this information to help develop, identify and optimize new service offerings provided to existing clients and improve the level of service provided to clients. The Company also uses client feedback as a basis for incentive compensation and recognition of achievements.

SALES. The Company believes that client service begins with the sales process. A sales representative and a sales analyst work together to assess a potential client's payroll processing needs. Based on this assessment, the sales team then identifies opportunities to reengineer the prospective client's payroll processes and to design a payroll solution that integrates effectively with its other systems. The payroll sales cycle typically ranges from three to twelve months or longer.

IMPLEMENTATION. Upon engagement by a client, the Company assigns a team of technical support specialists, headed by an implementation manager who leads the transition from the client's former payroll system to the Company's system. The implementation manager works with the client, the sales analyst and technical support specialists to integrate the Company's payroll system with the client's other systems and to customize the system to improve the client's payroll processes. The Company uses its systems integration expertise to facilitate the integration of its payroll processing system with the client's existing hardware and software. The implementation process generally takes three to nine months or longer, depending on the complexity of the client's payroll processes and systems and the size of the client.

ACCOUNT MANAGEMENT. An account manager is assigned to each client during the implementation process and serves as the client's day-to-day contact at the Company. The account manager coordinates the efforts of the Company's functional, regulatory and technical support specialists as necessary. The account manager visits each client regularly and establishes an annual business plan with the client that details scheduled payroll events such as open enrollment periods for employee benefits plans or software system changes. This annual business plan allows the Company to provide clients with uninterrupted payroll services during these periods. Account managers use the Company's proprietary CallLog system to record and track all client calls, record client feedback and help ensure that the client's needs are addressed promptly and thoroughly. The Company maintains a low client-to-account manager ratio to offer clients accessible and responsive account management.

SUPPORT SPECIALISTS. The Company supports each client with functional and regulatory specialists in payroll, payroll tax and employee benefits, as well as pay data interfaces, general ledger interfaces, paid-time-off, report writing and system integration. Each of these specialists is available to speak directly with clients as needed, meet with clients onsite or support clients indirectly through the account manager.

TECHNOLOGY

     The Company's proprietary PC-based technology for its payroll services provides a platform for delivering high levels of service together with the flexibility and control of an in-house system. The Company creates a mirrored version of each client's system, which allows the Company's account managers to access client information using the same data, programs and screens as the client uses on its PC network. This enables the Company to quickly and easily identify client problems or modify application programs in response to client requests. The client maintains control by having direct access to all calculation programs and all historical and transactional data, which also provides the client with flexibility to respond quickly to employee and third-party inquiries, to fully analyze payroll data and to generate management reports. The Company's intuitive Windows-based interface makes navigation simple and allows new users to be trained quickly. The Company is developing a new suite of online self-service administrative services applications accessible through the Internet that enable clients' employees to view paychecks and other compensation and benefits data.

     The Company's system architecture is designed to distribute payroll processing tasks to multiple low cost, high performance PCs, which enables the Company to scale its system continually to handle increasing transaction volumes. The Company's PC-based application software supports the development of customized solutions for each client that can be easily upgraded and integrated with a client's other systems. In addition, multiple networked PCs facilitate exception processing and rapid response that large employers require.

CLIENTS

     The Company targets large companies with complex and changing business needs in diverse industries. As of June 30, 1998, the Company provided services to approximately 1,400 clients. Of these clients, approximately 510 were payroll processing clients, with an aggregate of approximately 575,000 active employees and an average of approximately 1,100 employees. For the quarter ended June 30, 1998, the Company processed 4.3 million payroll checks for the Company's payroll clients. The Company began providing national tax filing services to clients in 1996 and, as of June 30, 1998, provided these services to 72 clients with an aggregate of more than 1.1 million employees and an average of more than 15,000 employees. Substantially all existing payroll clients utilize the Company's payroll tax filing service. For fiscal 1998, no client accounted for more than 4% of the Company's revenue

     The Company believes that its low client-to-account manager ratio and its focus on client service are key factors in enabling the Company to achieve a high payroll client retention rate, which was approximately 92% for fiscal 1998. Historically, the Company's client retention rates have been negatively impacted primarily due to clients ceasing to use the Company's services following a merger or sale of the client. The Company does not have long-term contracts with its clients, and the Company's existing contracts do not have significant penalties for cancellation.

SALES AND MARKETING

     The Company employs a direct sales force to gain new payroll and payroll tax clients and increase the number of services provided to existing clients. The Company currently targets large employers through direct marketing, trade shows and active participation in local chapters of the American Payroll Association. The Company uses a team selling approach, whereby sales analysts and sales representatives collaborate to assess a potential client's needs and develop a cost-effective solution. The payroll sales cycle typically ranges from three to twelve months or longer. The Company primarily utilizes insurance brokers to attract new benefits administration clients.

     The Company seeks to attract and retain experienced industry sales representatives. The Company believes that its long-term competitiveness depends on increasing further its national presence. The Company believes that continuing to add direct sales representatives in major metropolitan areas throughout the United States is the most effective means of increasing its national client base. Over the past two years, the Company has added sales and implementation representatives covering major metropolitan areas, including Atlanta, Chicago, Dallas, New York and Seattle. To support its sales growth in the eastern United States, the Company intends to open a satellite sales and implementation center in New Jersey during the fourth quarter of calendar 1998.

     The Company's marketing department provides support materials and marketing communications to sales representatives, promotes public relations, conducts direct mail campaigns, manages trade show participation, and develops and manages corporate Web sites.

     As part of its strategy to provide a comprehensive suite of employee administrative services, the Company has recently entered into strategic alliances with two industry leaders. The Company has formed an alliance with SAP AG, a leading provider of enterprise business solutions, to offer customers high levels of flexibility in managing payroll and payroll tax processes by linking the Company's payroll and tax solution to SAP's HR System. The Company has also formed an alliance to provide services to clients jointly with Sheakly UniService, a leading provider of unemployment cost control services.

RESEARCH AND DEVELOPMENT

     The Company intends to continue investing substantial resources to further develop a comprehensive and fully integrated suite of employee administrative services and extend the functionality of its proprietary payroll processing systems. For example, the Company is developing a new suite of online self-service administrative services applications accessible through the Internet that enable clients' employees to view paychecks as well as other compensation and benefits data. In addition, the Company expects to introduce an integrated payroll and human resources system utilizing client/server technology that will run on Windows 95 and Windows NT.

     The foregoing information contains forward-looking statements that involve risks and uncertainties. Actual events could differ materially from those anticipated in these forward-looking statements, as a result of certain factors including those discussed in the paragraph below.

COMPETITION

     The market for the Company's services is intensely competitive, subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. The Company primarily competes with several public and private payroll service providers such as Automatic Data Processing, Inc., Ceridian Corporation and Paychex, Inc., as well as smaller, regional competitors. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than the Company. In addition, certain of these companies offer more services or features than the Company and have processing facilities located throughout the United States. The Company also competes with in-house employee services departments and, to a lesser extent, banks and local payroll companies. With respect to benefits administration services, the Company competes with insurance companies, benefits consultants and other local benefits outsourcing companies. The Company may also compete with marketers of related products and services that may offer payroll or benefits administration services in the future. The Company has experienced, and expects to continue to experience, competition from new entrants into its markets. Increased competition could result in pricing pressures, loss of market share and loss of clients, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that the principal competitive factors affecting its market include client service, system functionality and performance, system scalability, reputation, system cost and geographic location. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

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

     There can be no assurance that the Company's services and technology do not infringe any existing patents, copyrights or other proprietary rights or that third parties will not assert infringement claims in the future. If any such claims are asserted and upheld, the costs of defense could be substantial and any resulting liability to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 1998, the Company had 500 full-time employees. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company's headquarters are located in Pleasanton, California and consist of approximately 130,000 square feet of office space leased through September 2008. The Company has signed a lease for a building to be built adjacent to its headquarters which will consist of approximately 70,000 square feet, of which approximately 35,000 square feet is expected to be available in mid-1999, and the remaining is expected to be available mid-2000.

     The Company also has a sales, implementation and production facility and a back-up payroll facility in Irvine, California, where it leases approximately 14,000 square feet under a lease which terminates May 2002. In addition, the Company has a sales office in Kettering, Ohio pursuant to a lease which terminates in July 1999. The Company intends to open a satellite sales and implementation center in New Jersey.

     The Company's benefits administration processing operations are located in Bellevue, Washington, where the Company leases approximately 6,500 square feet under a lease that will terminate in June 2003. The Company is currently negotiating a lease for a new building in Bellevue to house the Company's benefits administration processing operations. Such lease is expected to commence in early 1999.

     The Company believes that its existing facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1998.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "PRBZ." The following table sets forth, for the fiscal periods indicated, the high and low sales prices of the Common Stock as reported by the Nasdaq National Market since the Company's initial public offering of Common Stock at $7.33 per share on September 19, 1997 (after giving effect to the stock split effected on August 7, 1998). Prior to September 19, 1997, there was no public trading market for the Common Stock.

                                                                  High     Low
                                                                 ------   -----
  FISCAL 1998:
      First Quarter (from September 19, 1997)...............     $12.92   $7.67
      Second Quarter........................................      15.33   12.08
      Third Quarter.........................................      20.00   14.00
      Fourth Quarter........................................      32.58   17.33


     On July 31, 1998, there were 372 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners of the Common Stock is substantially greater than the number of record owners because a large portion of the Common Stock is held of record in broker "street names." The last reported sale price per share of the Common Stock on September 21, 1998 on the Nasdaq National Market was $28.0625.

     (b) On September 19, 1997, the Company commenced an initial public offering, which consisted of 4,312,500 shares of its Common Stock (the "Offering") at $7.33 per share pursuant to a registration statement (No. 333-23189) declared effective by the Securities and Exchange Commission on September 19, 1997. As of April 1, 1998, approximately $15.2 million of the net proceeds from the Offering were invested in short-term financial instruments. From April 1, 1998 to June 30, 1998, the Company used approximately $1.4 million of these proceeds from the short-term financial instruments, using approximately $1.1 million to repay indebtedness incurred in connection with the acquisition of BeneSphere Administrators, Inc. and approximately $300,000 for working capital.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required is set forth in the Company's Annual Report under the heading "Financial Highlights" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required is set forth in the Company's Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required are identified in Item 14(a) and are set forth in the Company's Annual Report and incorporated herein by reference. Supplementary data required is set forth in the Company's Annual Report under "Quarterly Financial Data (Unaudited)" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in accountants or reported disagreements on accounting principles or practices or financial statement disclosures.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers and directors of the Company as of August 1, 1998.

NAME                                                        AGE                          POSITION
------------------------------------------------------      ---      ------------------------------------------------
Thomas H. Sinton......................................      50       Chairman of the Board, President, Chief
                                                                      Executive Officer, Director
Jeffrey M. Bizzack....................................      38       Senior Vice President, Sales
Leslie A. Johnson.....................................      49       Senior Vice President, Client Services and Chief
                                                                      Service Officer
Steven E. Klei........................................      38       Senior Vice President, Finance, Chief Financial
                                                                      Officer and Secretary
Robert E. Schneider...................................      40       Senior Vice President, Product Development and
                                                                      Chief Technical Officer
William T. Clifford(1)................................      52       Director
David C. Hodgson(2)...................................      41       Director
Ronald W. Readmond(1)(2)..............................      55       Director
Thomas P. Roddy(1)....................................      63       Director

------------------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

    MR. SINTON, founder of the Company, has served as a Director of the Company since the Company's incorporation in October 1984, and from March 1993 to present, Mr. Sinton has served as the President and Chief Executive Officer of the Company. Since December 1996 and for a period between September 1989 and February 1993, Mr. Sinton served as Chairman of the Board. Mr. Sinton holds a B.A. degree in English Literature, MAGNA CUM LAUDE, from Harvard University, an M.S. degree in Food Science from the University of California at Davis and an M.B.A. degree from Stanford University. Mr. Sinton received a Fulbright Fellowship to study at the University of Vienna in Vienna, Austria.

    MR. BIZZACK has served as Senior Vice President, Sales of the Company since July 1993. From October 1992 to July 1993, Mr. Bizzack served as Vice President, Sales of the Company. From October 1988 to October 1992, Mr. Bizzack served as a District Sales Manager of the Company. Mr. Bizzack attended Saint Mary's College.

    MS. JOHNSON has served as Senior Vice President, Client Services and Chief Service Officer of the Company since August 1997 and served as Vice President, Client Services of the Company from September 1993 to August 1997. From May 1992 to September 1993, Ms. Johnson was Director, National Accounts for Automatic Data Processing. From January 1976 until her division was acquired by Automatic Data Processing in May 1992, Ms. Johnson held several positions at BankAmerica Corporation, most recently as Vice President, Northern California National Accounts. Ms. Johnson holds a B.A. degree in Communications from the University of Colorado.

    MR. KLEI has served as Senior Vice President, Finance of the Company since August 1997, as Chief Financial Officer of the Company since July 1995 and as Secretary of the Company since August 1996. Mr. Klei served as Vice President, Finance from July 1995 to August 1997. From April 1993 to July 1995, Mr. Klei was Corporate Controller for Esprit de Corp, an apparel company. Mr. Klei holds a B.S. degree in Accounting from Central Michigan University and is a Certified Public Accountant.

    MR. SCHNEIDER has served as Senior Vice President, Product Development and Chief Technical Officer of the Company since August 1997 and served as Vice President, Research and Development and Chief

Technical Officer of the Company from November 1996 to August 1997. From April 1995 to July 1996, Mr. Schneider served as Senior Vice President of Product Development at Premenos Technology Corporation, an electronic commerce software company. From February 1989 to March 1995, Mr. Schneider held several positions at Sybase Inc., most recently as Vice President and Business Unit Manager of the Server Products Group. Mr. Schneider holds a B.S. degree in Computer Science from the University of San Francisco.

    MR. CLIFFORD has served as a Director of the Company since August 1997. Mr. Clifford has been the President of Gartner Group Research and the Chief Operating Officer of Gartner Group, Inc. since April 1995 and Executive Vice President, Operations of Gartner Group, Inc. since October 1993. From December 1988 to October 1993 Mr. Clifford held various positions at Automatic Data Processing, Inc., including President of National Accounts and Corporate Vice President, Information Services. Mr. Clifford holds a B.A. degree in Economics from the University of Connecticut.

    MR. HODGSON has served as a Director of the Company since March 1997. Mr. Hodgson is a Managing Member of General Atlantic Partners LLC ("GAP LLC") and has been with GAP LLC since 1982. Mr. Hodgson is also a director of Baan Company, N.V., a publicly-traded software company, Atlantic Data Services, Inc., a publicly-traded information technology consulting company, and several other privately-held software companies, in which GAP LLC or one of its affiliates is an investor. Mr. Hodgson holds an A.B. degree in Mathematics from Dartmouth College and an M.B.A. degree from Stanford University.

    MR. READMOND has served as a Director of the Company since February 1997. Since June 1998, Mr. Readmond has been President and Chief Operating Officer of Wit Capital Group Incorporated and has been an advisor of Barbour Griffith & Rogers, a lobbying firm, and Chairman of International Equity Partners, L.P., a private equity and project development company since January, 1997. From August 1989 to December 1996, Mr. Readmond held various positions at Charles Schwab & Co. Inc., most recently serving as Vice Chairman. Mr. Readmond holds a B.A. degree in Economics from Western Maryland College.

    MR. RODDY has served as a Director of the Company since 1992. Since 1988, Mr. Roddy has served as President and Chief Executive Officer of Lafayette Investments Inc., an investment banking and investment advisory company. Mr. Roddy holds a B.S. degree in Biochemistry from Villanova University.

    Mr. Hodgson was nominated and elected as a Director of the Company pursuant to an agreement entered into between the Company, GAP LLC and Thomas H. Sinton and his affiliates, in connection with the sale of Preferred Stock by the Company to GAP LLC. Under such agreement, GAP LLC and Mr. Sinton and his affiliates agreed to vote their shares to elect one director to the Board of Directors designated by GAP LLC until the third annual meeting of stockholders after the Company's initial public offering.

    The Board of Directors presently consists of five members who hold office until the annual meeting of stockholders or until a successor is duly elected and qualified. The Board of Directors is divided into three classes. One class of directors is elected annually and its members hold office for a three-year term or until their successors are duly elected and qualified, or until their earlier removal or resignation. The number of directors may be changed by a resolution of the Board of Directors. Executive officers are elected by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

    The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee recommends the engagement of auditors and reviews the results and scope of the audit and other services provided by the Company's independent auditors, reviews and evaluates the Company's control functions and reviews the Company's investment policy. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for employees and consultants of the Company. The Compensation Committee also administers the Company's 1996 Stock Option Plan and 1997 Employee Stock Purchase Plan.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all forms they file. Based solely on its review of the copies of such forms received by the Company and written representations from certain reporting persons, the Company believes that, during fiscal 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were satisfied, except that the Forms 4 for Leslie Johnson, the Senior Vice President, Client Services and Chief Service Officer, for September 1997 and for Mitchell Everton, the Senior Vice President, Tax and Operations of the Company, for April 1998 were filed late.

ITEM 11. EXECUTIVE COMPENSATION

     The information required is set forth in the Company's definitive Proxy Statement in the sections entitled "Executive Officer Compensation" and "Election of Class I Director" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP

     The information required is set forth in the Company's definitive Proxy Statement in the section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Between May 1994 and September 1995, Thomas H. Sinton, a Director and officer of the Company, and his immediate family loaned an aggregate of $1,040,000 to the Company at interest rates of 10.0% per year. The Company has paid all such loans in full.

     On December 5, 1996, the Company loaned $544,000 under a full recourse note agreement at an interest rate of 6.31% per year to Robert E. Schneider, an officer of the Company, to permit Mr. Schneider to exercise options to purchase Common Stock of the Company. All principal and interest is due December 5, 2000. As of June 30, 1998, Mr. Schneider had not paid any amount on the note.

     On January 31, 1997, the Company loaned $250,000 under a full recourse note agreement at an interest rate of 6.1% per year to Jeffrey M. Bizzack, an officer of the Company, to permit Mr. Bizzack to purchase a residence. Accrued interest must be paid on a monthly basis beginning two years from the date of the note. All principal and accrued but unpaid interest is due January 31, 2001 unless
Mr. Bizzack's employment with the Company terminates, in which case, the note may become due earlier. As of June 30, 1998, Mr. Bizzack had not paid any amount on the note.

     Thomas H. Sinton and certain affiliates of GAP LLC are the sole stockholders of InterPro Expense Systems, Inc., a Delaware corporation ("InterPro"), which in April 1998 purchased rights to certain early-stage travel and entertainment expense processing software. Mr. Sinton is the President, Chief Executive Officer and Chairman of the Board of the Company. David C. Hodgson, a Director of the Company, is a managing member of GAP LLC, affiliates of which hold more than 5% of the Company's outstanding stock. Because Mr. Sinton and Mr. Hodgson are officers and Directors of the Company, their investment in InterPro was required to be, and was, approved by the disinterested directors of the Company. Any future transaction or relationship between the Company and InterPro would be entered into on an arms-length basis and would be approved by the Company's disinterested directors.

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Report:

          1. FINANCIAL STATEMENTS: The following Consolidated Financial Statements of ProBusiness, Services, Inc. and Report of Ernst & Young LLP, Independent Auditors, are Incorporated by reference to page 27 through 42 of the Registrant's 1998 Annual Report to
               Stockholders:

                    Balance Sheets as of  June 30, 1998, 1997

                    Statements of Operations for the
                         years ended June 30, 1998, 1997, 1996

                    Statements of Stockholders' Equity
                         for the years ended June 30, 1998, 1997, 1996

                    Statements of Cash Flows for the
                         years ended June 30, 1998, 1997, 1996

                    Notes to Consolidated Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors

          2. FINANCIAL STATEMENT SCHEDULE: The following financial statement schedule of ProBusiness Services, Inc. for the fiscal years ended June 30, 1998, 1997, 1996 is filed as part of this Report and should beread in conjunction with the consolidated Financial Statements of ProBusiness Services, Inc.

               Schedule II   Valuation Allowance Schedule..................S-1

               Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

          3.   EXHIBITS:   The Exhibits listed on the accompanying Index to
               Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Report.

(b)  REPORTS OF FORM 8-K:   No reports on Form 8-K were filed by the Company
     during the fiscal year ended June 30, 1998.

(c)  EXHIBITS:   See Item (a) above.

(d)  FINANCIAL STATEMENT SCHEDULES:   See Item (a) above.

                                     SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF PLEASANTON, STATE OF CALIFORNIA, ON THIS 28 DAY OF SEPTEMBER, 1998.

                              PROBUSINESS SERVICES, INC.


                              By:  /s/ Thomas H. Sinton
                                 ----------------------------
                                   Thomas H. Sinton
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



      SIGNATURE                                  TITLE                           DATE
     -----------                                -------                         -------
  /s/ Thomas H. Sinton        President, Chief Executive Officer and       September 28, 1998
  ---------------------       Director (Principal Executive Officer)
  Thomas H. Sinton

  /s/ Steven E. Klei          Senior Vice President, Finance, Chief        September 28, 1998
  ---------------------       Financial Officer and Secretary (Principal
  Steven E. Klei              Financial and Accounting Officer)

  /s/ William T. Clifford
  ---------------------       Director                                     September 28, 1998
  William T. Clifford

  /s/ David C. Hodgson
  ---------------------       Director                                     September 28, 1998
  David C. Hodgson

  /s/ Ronald W. Readmond
  ---------------------       Director                                     September 28, 1998
  Ronald W. Readmond

  /s/ Thomas P. Roddy
  ---------------------       Director                                     September 28, 1998
  Thomas P. Roddy



                     CONSENT AND REPORT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in this Annual Report (Form 10-K) of ProBusiness Services, Inc. of our report dated July 23, 1998 included in the 1998 Annual Report to Stockholders of ProBusiness Services, Inc.

     Our audits also included the financial statement schedule of ProBusiness Services, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Walnut Creek, California
September 28, 1998

     SCHEDULE II

                                             PROBUSINESS SERVICES, INC.
                                             (DOLLARS IN THOUSANDS)

     VALUATION ALLOWANCE


                                                                    YEAR ENDED JUNE 30,
                                                                    -------------------
                                                           1996           1997            1998
                                                          ------         ------          ------
DEFERRED TAX ASSETS
Balance at beginning of year . . . . . . . . . . . . .   $  2,988       $  3,597       $  5,988
Additions. . . . . . . . . . . . . . . . . . . . . . .        609          2,391          3,236
Reductions . . . . . . . . . . . . . . . . . . . . . .        _              _              _
Balance at end of year . . . . . . . . . . . . . . . .   $  3,597       $  5,988       $  9,224

                                                                     YEAR ENDED JUNE 30,
                                                                    ---------------------
                                                           1996           1997            1998
                                                          -------        ------          ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year . . . . . . . . . . . . .   $    _         $    _         $    365
Additions. . . . . . . . . . . . . . . . . . . . . . .        _              365             84
Reductions . . . . . . . . . . . . . . . . . . . . . .        _              _               29
Balance at end of year . . . . . . . . . . . . . . . .   $    _         $    365       $    420


                             Index to Exhibits

  EXHIBIT      EXHIBIT
 FOOTNOTE      NUMBER     DESCRIPTION
-----------  -----------  -------------------------------------------------------------------------------------------
    (1)             2.1   Agreement and Plan of Reorganization, dated May 23, 1996, between Registrant and Dimension
                           Solutions.
    (1)             2.2   Stock Acquisition Agreement, dated January 1, 1997, between Registrant and BeneSphere
                           Administrators, Inc.
    (2)             3.1   Amended and Restated Certificate of Incorporation.
    (1)             3.2   Bylaws of the Registrant.
    (1)             4.1   Specimen Common Stock Certificate of Registrant.
    (1)             4.2   Amended and Restated Registration Rights Agreement, dated March 12, 1997, between
                           Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P. and
                           certain stockholders of Registrant.
    (1)             4.3   Warrant to Purchase Stock, dated January 13, 1995, between Registrant and Silicon Valley
                           Bank and related Antidilution and Registration Rights Agreements.
    (1)             4.4(a) Warrant to Purchase Stock, dated April 30, 1996, between Registrant and Coast Business
                           Credit and related Antidilution and Registration Rights Agreement.
    (1)             4.4(b) Warrant to Purchase Stock, dated October 25, 1996, between Registrant and Coast Business
                           Credit and related Antidilution and Registration Rights Agreement.
    (1)             4.5   Warrant to Purchase Series E Preferred Stock, dated July 31, 1996, between Registrant and
                           LINC Capital Management.
    (1)             4.6(a) Warrant Purchase Agreement, dated November 14, 1996, between Registrant and certain purchasers.
    (1)             4.6(b) Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between Registrant and T.J. Bristow and Elizabeth S. Bristow.
    (1)             4.6(c) Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between Registrant and SDK Incorporated.
    (1)             4.6(d) Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between Registrant and Laurence Shushan and Magdalena Shushan.
    (1)             4.7(a) Warrant to Purchase Common Stock, dated January 7, 1997, between Registrant and Louis R.
                           Baransky.
    (1)             4.7(b) Warrant to Purchase Common Stock, dated January 7, 1997, between Registrant and Ben W.
                           Reppond.
    (1)             4.8   Form of Note issued by Registrant on October 20, 1995 and December 12, 1995 (see also
                           Exhibit 10.12).
    (1)            10.1   Lease Agreement, dated August 12, 1992, First Amendment to Lease, dated March 23, 1994,
                           Second Amendment to Lease, dated December 9, 1994, and Third Amendment to Lease, dated
                           March 16, 1995, between Registrant and Hacienda Park Associates.
    (3)            10.2   Sublease, dated April 14, 1998, between the Registrant and Documentum, Inc.
    (1)            10.3   Lease Agreement and Addendum Number One, dated August 26, 1993, and First Amendment to
                           Lease, dated March 23, 1994, between Registrant and Hacienda Park Associates.
    (1)            10.4   Lease Agreement, dated March 23, 1994, First Amendment, dated May 25, 1994, and Second
                           Amendment, dated October 5, 1994 between Registrant and Hacienda Park Associates.
    (1)            10.5   Lease Agreement, dated November 13, 1995, and First Amendment to Lease, dated February 23,
                           1996, between Registrant and Hacienda Park Associates.
    (3)            10.6   Built-to-Suit Lease, dated September 27, 1996, and First Amendment, dated January 27, 1998, between Registrant and Britannia Hacienda V Limited Partnership.
    (1)            10.7   Office Lease, dated March 22, 1996, between Benefits-Plus Administrators, Inc. and the
                           Trustees under the Will and of the Estate of James Campbell, Deceased and related Guaranty of Lease.
    (3)            10.8   Sublease, dated October 10, 1997, between Registrant and Drake Mortgage Corporation.
    (3)            10.9   Build-to-Suit lease, dated January 27, 1998, between Registrant and Britannia Hacienda V
                           Limited Partnership.
    (1)           10.10   1996 Stock Option Plan and related Form of Stock Option Agreement.
    (1)           10.11   1996 Employee Stock Purchase Plan.
    (1)           10.12   Employment and Non-competition Agreement, dated May 23, 1996, between Registrant and Dwight
                           L. Jackson.
    (1)           10.13   Equipment Lease and Addendum No. 1, dated July 31, 1996, between Registrant and LINC
                           Capital Management and related Equipment Schedule.
    (1)           10.14   Form of Indemnification Agreement between Registrant and executive officers and directors.
    (1)           10.15   Loan Agreement, dated October 20, 1995, between Registrant and certain investors, and First
                           Amendment to Loan Agreement, dated December 12, 1995, between Registrant and certain investors.
    (3)           10.16   Amended and Restated Loan and Security Agreement, dated June 30, 1998, between Registrant and Coast Business Credit.
    (1)           10.17   Promissory Note, dated December 5, 1996, between Registrant and Robert Schneider.
    (1)           10.18   Promissory Note, dated January 7, 1997, between Registrant and Alison Elder.
    (1)           10.19   Promissory Note, dated January 31, 1997, between Registrant and Jeffrey Bizzack.
    (1)           10.20   Office Building Lease between Koll Center Irvine Number Two and Registrant, dated November
                           7, 1994, and Amendments Nos. 1 and 2 thereto.
    (1)           10.21   Lease (Full Service Office Lease), as amended by and between Callahan Pentz Properties and
                           Registrant, assigned to Registrant on February 29, 1996.
    (1)           10.22   Promissory Note, dated December 31, 1996, between BeneSphere Administrators, Inc. and
                           Alison Elder.
    (1)           10.23   Series F Stock Purchase Agreement, dated March 12, 1997, between Registrant, General
                           Atlantic Partners 39, L.P. and GAP Coinvestment Partners, L.P.
    (1)           10.24   Stockholders Agreement, dated March 12, 1997, between Registrant, General Atlantic Partners
                           39, L.P., GAP Coinvestment Partners, L.P. and Sinton (as defined therein).
    (1)           10.25   Standard Office Lease -- Gross, dated March 27, 1997, between Registrant and Westwood
                           Holdings, Inc.
    (1)           10.26   ISDA Master Agreement, dated June 10, 1997, between Registrant and First Union National
                           Bank.
    (3)           10.27   ASAP Office Services Lease, dated June 25, 1998, between Registrant and ASAP Office
                           Services.
                  13.1    Certain sections of the Annual Report to Stockholders for the fiscal year ended June 30,
                          1998, expressly incorporated herein by reference.

  EXHIBIT      EXHIBIT
 FOOTNOTE      NUMBER     DESCRIPTION
-----------  -----------  -------------------------------------------------------------------------------------------
                   23.1   Consent of Ernst & Young LLP, Independent Auditors (see page 15).

------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-23189), declared effective on September 18, 1997.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-37129) filed with the Securities and Exchange Commission on October 3, 1998.

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60745), declared effective on September 24, 1998.

With the exception of the information incorporated by reference to the Annual Report to Stockholders in Items 6, 7 & 8 of Part II and Item 14 of Part IV of this 10-K, the Company's 1998 Annual Report to Stockholders is not to be deemed filed as a part of this Report.