Form 10-Q
period 1998-09-30
PROBUSINESS SERVICES INC
filed 1998-11-16
CIK 1028751

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

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

                       YES /X/                    NO / /

    As of November 2, 1998, there were 20,477,229 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PROBUSINESS SERVICES, INC.
                                     INDEX

                                   PART I. FINANCIAL INFORMATION                     PAGE NO.
                                                                                     ---------

ITEM 1.          Condensed Financial Statements (Unaudited):

                 Condensed Balance Sheets
                   September 30, 1998 and June 30, 1998............................      3

                 Condensed Statements of Operations
                   Three months ended September 30, 1998 and 1997..................      4

                 Condensed Statement of Stockholders' Equity
                   Three months ended September 30, 1998...........................      5

                 Condensed Statements of Cash Flows
                   Three months ended September 30, 1998 and 1997..................      6

                 Notes to Condensed Financial Statements...........................      7

ITEM 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.......................................      9

                                     PART II. OTHER INFORMATION

ITEM 1.          Legal Proceedings.................................................     19

ITEM 2.          Changes in Securities.............................................     19

ITEM 3.          Defaults Upon Senior Securities...................................     19

ITEM 4.          Submission of Matters to a Vote of Security Holders...............     19

ITEM 5.          Other Information.................................................     19

ITEM 6.          Exhibits and Reports on Form 8-K..................................     20

                 Signatures........................................................     21

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                           PROBUSINESS SERVICES, INC.

                            CONDENSED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                 SEPTEMBER 30, 1998  JUNE 30, 1998
                                                                                 ------------------  -------------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents....................................................     $     90,010      $    13,771
  Accounts receivable, net of allowance........................................            3,129            2,612
  Prepaid expenses and other current assets....................................            2,238            2,122
                                                                                        --------     -------------
                                                                                          95,377           18,505
  Payroll tax funds invested...................................................          347,899          332,667
                                                                                        --------     -------------
    Total current assets.......................................................          443,276          351,172
Equipment, furniture and fixtures, net.........................................           15,055           13,958
Other assets...................................................................           11,018           10,879
                                                                                        --------     -------------
    Total assets...............................................................     $    469,349      $   376,009
                                                                                        --------     -------------
                                                                                        --------     -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, accrued liabilities, current portion of capital lease
    obligations and deferred revenue...........................................     $     15,481      $    15,182
  Payroll tax funds collected but unremitted...................................          347,899          332,667
                                                                                        --------     -------------
    Total current liabilities..................................................          363,380          347,849
Capital lease obligations, less current portion................................            1,189            1,414
Stockholders' equity...........................................................          104,780           26,746
                                                                                        --------     -------------
    Total liabilities and stockholders' equity.................................     $    469,349      $   376,009
                                                                                        --------     -------------
                                                                                        --------     -------------

                  See notes to condensed financial statements.

                           PROBUSINESS SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
Revenue...................................................................  $  14,189  $   9,227

Operating expenses:
  Cost of providing services..............................................      7,668      5,019
  General and administrative expenses.....................................      2,400      1,768
  Research and development expenses.......................................      1,376      1,110
  Client acquisition costs................................................      6,126      3,978
                                                                            ---------  ---------
    Total operating expenses..............................................     17,570     11,875

  Loss from operations....................................................     (3,381)    (2,648)
  Interest expense........................................................       (305)      (255)
  Other income............................................................        255         26
                                                                            ---------  ---------
Net loss..................................................................  $  (3,431) $  (2,877)
                                                                            ---------  ---------
                                                                            ---------  ---------
Basic and diluted net loss per share......................................  $   (0.20) $   (0.72)
                                                                            ---------  ---------
                                                                            ---------  ---------
Shares used in computing basic and diluted net loss per share.............     17,252      3,992
                                                                            ---------  ---------
                                                                            ---------  ---------
Pro forma basic and diluted net loss per share............................             $   (0.23)
                                                                                       ---------
                                                                                       ---------
Shares used in computing pro forma basic and diluted net loss per share...                12,492
                                                                                       ---------
                                                                                       ---------

                  See notes to condensed financial statements.

                           PROBUSINESS SERVICES, INC.

                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           COMMON STOCK
                                 ---------------------------------                  NOTES
                                                         ADDITIONAL              RECEIVABLE      TOTAL
                                                          PAID-IN   ACCUMULATED     FROM      STOCKHOLDERS'
                                  SHARES      AMOUNT      CAPITAL     DEFICIT    STOCKHOLDERS   EQUITY
                                 ---------  -----------  ---------  -----------  -----------  -----------
Balances at June 30, 1998......  17,114,855  $      17   $  53,286   $ (25,469)   $  (1,088)   $  26,746
Issuance of Common Stock in
  connection with Public
  Offering, net of offering
  costs........................  3,191,250           3      80,708      --           --           80,711
Excercise of Warrants..........     75,000      --             450      --           --              450
Excercise of Stock Options.....     84,550      --             151      --           --              151
Payment of Notes Receivable
  from stockholders............                                                         153          153
Net loss.......................     --          --          --          (3,431)      --           (3,431)
                                 ---------         ---   ---------  -----------  -----------  -----------
Balances at September 30,
  1998.........................  20,465,655  $      20   $ 134,595   $ (28,900)   $    (935)   $ 104,780
                                 ---------         ---   ---------  -----------  -----------  -----------
                                 ---------         ---   ---------  -----------  -----------  -----------

                  See notes to condensed financial statements.

                           PROBUSINESS SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             ---------------------
                                                                                               1998        1997
                                                                                             ---------  ----------
OPERATING ACTIVITIES
Net loss...................................................................................  $  (3,431) $   (2,877)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization........................................................      1,174       1,043
      Changes in operating assets and liabilities:
        Accounts receivable, net...........................................................       (517)        226
        Prepaid expenses and other current assets..........................................       (116)        162
        Other assets.......................................................................        695       1,417
        Accounts payable, accrued liabilities, and deferred revenue........................        243       1,106
                                                                                             ---------  ----------
Net cash provided by (used in) operating activities........................................     (1,952)      1,077
                                                                                             ---------  ----------
INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures.............................................     (2,080)     (2,819)
Capitalization of software development costs...............................................     (1,025)       (726)
                                                                                             ---------  ----------
Net cash used in investing activities......................................................     (3,105)     (3,545)
                                                                                             ---------  ----------
FINANCING ACTIVITIES
Borrowings under line of credit agreements.................................................     --           6,874
Repayments of borrowings under line of credit agreements...................................     --         (11,632)
Repayments under subordinated debt.........................................................     --          (3,384)
Repayments under note payable to stockholder...............................................                   (100)
Proceeds from notes receivable from stockholder............................................        153
Principal payments on capital lease obligations............................................       (169)       (168)
Proceeds from issuance of common stock.....................................................     81,312      24,288
                                                                                             ---------  ----------
Net cash provided by financing activities..................................................     81,296      15,878
                                                                                             ---------  ----------
Net increase in cash and cash equivalents..................................................     76,239      13,410
Cash and cash equivalents, beginning of period.............................................     13,771       5,047
                                                                                             ---------  ----------
Cash and cash equivalents, end of period...................................................  $  90,010  $   18,457
                                                                                             ---------  ----------
                                                                                             ---------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.................................................  $     305  $      249
                                                                                             ---------  ----------
                                                                                             ---------  ----------

                  See notes to condensed financial statements.

                           PROBUSINESS SERVICES, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

OPERATIONS

    ProBusiness Services, Inc. (the "Company") provides employee administrative services for large employers. The Company's primary service offerings are payroll processing, payroll tax filing, benefits administration, including the enrollment and processing of flexible benefit plans and COBRA programs and human resources software.

BASIS OF PRESENTATION

    The Company has prepared its interim condensed financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

    The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

    In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any future periods.

BASIC AND DILUTED NET LOSS PER SHARE (HISTORICAL AND PRO FORMA)

    Historical net loss per share is presented under the requirements of FAS No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, convertible securities and shares subject to repurchase. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Common stock equivalent shares from convertible preferred stock and from stock options and warrants are not included in the calculation of diluted net loss per share as the effect is anti-dilutive. All net loss per share amounts for all periods have been presented to conform to the FAS 128 requirements.

    In February 1998, Staff Accounting Bulletin No. 98 ("SAB 98") was issued and amends the existing Securities and Exchange Commission ("SEC") staff guidance primarily to give effect to FAS 128. Under SAB 98, certain shares of convertible preferred stock, options and warrants to purchase shares of common stock, issued at prices below the per share price of shares sold in the Company's initial public offering in September 1997 and previously included in the computations of shares used in computing net loss per share pursuant to previous staff accounting bulletins have now been excluded from the computation.

    Pro forma net loss per share has been computed as described above and also gives effect, under SEC guidance, to the conversion of preferred stock to common stock not included above that automatically converted upon completion of the Company's initial public offering, using the if-converted method.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Adoption of FAS 130 will be required in fiscal 1999. Adoption of FAS 130 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

    In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the reporting of information about operating segments and related disclosures about products and services, geographic areas, and major customers. Adoption of FAS 131 will be required in fiscal 1999 and require interim disclosures beginning in fiscal 2000. The Company has not reached a conclusion as to the appropriate segments, if any, it will be required to report to comply with the provisions of FAS 131. Adoption of FAS 131 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

    In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company is required to adopt FAS 133 in fiscal 2000. FAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not yet determined what the effect of FAS 133 will be on the operations and financial position of the Company.

2. DEBT

LINE OF CREDIT AGREEMENT

    At September 30, 1998, the Company has a line of credit agreement with a financial institution. The agreement provides for borrowings that are limited to the lesser of $20,000,000, or the sum of five times the Company's average monthly net collections, as defined in the agreement, plus the lesser of five times the Company's average monthly collections of the interest on tax investment funds as defined in the agreement or $5,000,000, plus $1,500,000. At September 30, 1998, no borrowings were outstanding under the agreement and the amount available for borrowing under the agreement was approximately $20,000,000. The agreement expires on December 31, 2000, and is subject to automatic and continuous renewal unless termination notice is given by either party in accordance with the agreement.

3. STOCKHOLDER'S EQUITY

    In September 1998, the Company completed a secondary public offering of common stock. The offering consisted of 2,775,000 shares of common stock issued to the public at $27.00 per share. In September 1998, the underwriters exercised an option to purchase an additional 416,250 shares of common stock at the price of $27.00 per share to cover over-allotments in connection with the secondary public offering.

STOCK SPLIT

    On July 23, 1998, the Board of Directors approved a three-for-two split of its $.001 par value common stock in the form of a 50 percent distribution to stockholders of record as of July 31, 1998. As a result of the stock split, authorized and outstanding common shares increased 50 percent and capital in excess of par was reduced by the par value of the additional common shares issued. The rights of the holders of these securities were not otherwise modified. All references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock reflect the effect of the stock split.

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

OVERVIEW

    ProBusiness Services, Inc. ("the Company") is a leading provider of employee administrative services for large employers. The Company's primary service offerings are payroll processing, payroll tax filing, benefits administration, including the enrollment and processing of flexible benefit plans and COBRA programs and human resources software. The Company's proprietary PC-based payroll system offers the cost-effective benefits of outsourcing and high levels of client service, while providing the flexibility, control, customization and integration of an in-house system.

    The Company derives its revenue from fees charged to clients for services and income earned from investing payroll tax funds. Since 1994, the Company has experienced significant growth of its revenue, client base and average client size. Revenue increased from $13.9 million in fiscal 1996 to $46.3 million in fiscal 1998. From September 30, 1996 to September 30, 1998, the client base for payroll processing services increased from approximately 350 to approximately 520 clients, while the average size of the Company's payroll clients increased from approximately 660 employees to approximately 1,250 employees. As of September 30, 1998, the Company provided services to approximately 1,450 clients. The Company's revenue growth is primarily due to continued growth in its client base, the introduction of its payroll tax service in fiscal 1996, an increase in the average size of its clients, the introduction of new features and other services, and a high retention rate of existing payroll clients (approximately 92% for fiscal 1998). The Company does not anticipate it will sustain this rate of growth in the future.

    The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development, and costs associated with expanding its sales efforts and operations to new geographic regions. As of September 30, 1998, the Company had an accumulated deficit of approximately $28.9 million. There can be no assurance that the Company will achieve or sustain profitability in the future.

    The Company's cost of providing services consists primarily of ongoing account management, tax and benefits administration operations and production costs. General and administrative expenses consist primarily of personnel costs, professional fees, and other overhead costs for finance and corporate services. Research and development expenses consist primarily of personnel costs, and to a lesser extent, amortization of capitalized software development costs. Client acquisition costs consist of sales and implementation expenses and, to a lesser extent, marketing expenses.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

                                                                             THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
STATEMENTS OF OPERATIONS DATA:
Revenue...................................................................      100.0%     100.0%
Operating expenses:
  Cost of providing services..............................................       54.0       54.4
  General and administrative expenses.....................................       16.9       19.2
  Research and development expenses.......................................        9.7       12.0
  Client acquisition costs................................................       43.2       43.1
                                                                            ---------  ---------
Total operating expenses..................................................      123.8      128.7
Loss from operations......................................................      (23.8)     (28.7)
Interest expense..........................................................       (2.1)      (2.8)
Other income..............................................................        1.8        0.3
                                                                            ---------  ---------
    Net loss..............................................................      (24.2)%     (31.2)%
                                                                            ---------  ---------
                                                                            ---------  ---------

    REVENUE. Revenue increased 53.8% in first quarter of fiscal 1999 when compared with the same period of fiscal 1998, primarily due to increases in the number and average size of the Company's payroll and tax clients. Interest income earned on payroll tax funds invested was $3.2 million and $2.0 million for the first quarter of fiscal 1999 and 1998, respectively. The increases were primarily the result of higher average daily payroll tax fund balances.

    COST OF PROVIDING SERVICES. Cost of providing services increased 52.8% in first quarter of fiscal 1999 when compared with the same period of fiscal 1998 and decreased as a percentage of revenue to 54.0% from 54.4%. The increase in absolute dollars was primarily due to increased personnel in operations such as account management and production resulting from an increase in client base, production expenses related to an increase in the number of payroll clients, and to a lesser extent, increases in personnel expenses related to the Company's payroll tax service.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 35.7% in first quarter of fiscal 1999 when compared with the same period of fiscal 1998 and decreased as a percentage of revenue to 16.9% from 19.2%. The increase in absolute dollars was primarily due to hiring of additional management and administrative personnel to support the Company's growth. The decrease as a percentage of revenue is a result of higher revenue.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 24.0% in first quarter of fiscal 1999 when compared with the same period of fiscal 1998 and decreased as a percentage of revenue to 9.7% from 12.0%. The increase in absolute dollars was primarily a result of increases in personnel to develop enhancements and new features to the Company's existing services. The decrease as a percentage of revenue is a result of higher revenue. Capitalized software development costs were $1.0 million and $726,000 for the first quarter of fiscal 1999 and 1998, respectively.

    CLIENT ACQUISITION COSTS. Client acquisition costs increased 54.0% in first quarter of fiscal 1999 when compared with the same period of fiscal 1998 and increased as a percentage of revenue to 43.2% from 43.1%. The increase in absolute dollars was primarily due to the expanded sales and implementation force for payroll and national tax services.

    INTEREST EXPENSE. Interest expense increased 19.6% in first quarter of fiscal 1999 when compared with the same period of fiscal 1998 and decreased as a percentage of revenue to 2.1% from 2.8%. The increase in interest expense was primarily due to increased bank fees resulting from increased cash balances and investments.

    OTHER INCOME. Other income increased as a percentage of revenue to 1.7% in first quarter of fiscal 1999 as compared to 0.3% in the same period of fiscal 1998. The increase in other income was due to higher cash and investment balances resulting from the Company's initial public offering in September 1997 and follow-on public offering in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1998, the Company's principal sources of liquidity included $90.0 million of cash and cash equivalents and a secured $20 million revolving line of credit which expires December 2000. There were no outstanding borrowings under the line of credit as of September 30, 1998.

    Net cash used in operating activities was $2.0 million for the first three months of fiscal 1999, compared to net cash provided by operating activities of $1.1 million for the first three months of fiscal 1998. The net cash used in operating activities for the first three months of fiscal 1999 was primarily attributable to the first quarter net loss and an increase in accounts receivable, partially offset by increases in depreciation and amortization and current liabilities, and a decrease in other assets.

    Net cash used in investing activities was $3.1 million and $3.5 million for the first three months of fiscal 1999 and 1998, respectively. The decrease in net cash used in investing activities resulted primarily from a decrease in purchases of equipment, furniture and fixtures partially offset by an increase in capitalized software. The Company anticipates that it will continue to expend funds for software development in the future.

    Net cash provided by financing activities was $81.3 million and $15.9 million for the first three months of fiscal 1999 and 1998, respectively. Net cash provided by financing activities for first three months of fiscal 1999 related primarily to $80.7 million of net proceeds from the Company's follow-on public offering of common stock in September 1998.

    The Company believes that existing cash balances, amounts available under its current credit facility and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    OPERATING LOSSES; NEED TO COMMIT TO EXPENSE IN ADVANCE OF REVENUES. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding its sales efforts and operations to new geographic regions. As of September 30, 1998, the Company had an accumulated deficit of approximately $28.9 million. The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. In connection with the acquisition of each new client, the Company incurs substantial client acquisition costs, which consist primarily of sales and implementation expenses and, to a lesser extent, marketing expenses. The Company's ability to achieve profitability will depend in part upon its ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve or sustain profitability in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

    SEASONALITY; FLUCTUATION IN QUARTERLY RESULTS. The Company's business is characterized by significant seasonality. As a result, the Company's revenue has been subject to significant seasonal fluctuations, with the largest percentage of annual revenue being realized in the third and fourth fiscal quarters, primarily due to new clients beginning services in the beginning of the tax year (the Company's third fiscal quarter) and higher interest income earned on payroll tax funds invested. Further, the Company's operating expenses are typically higher as a percentage of revenue in the first and second fiscal quarters as the Company increases personnel to acquire new clients and to implement and provide services to such new clients, a large percentage of which begin services in the third quarter.

    The Company's quarterly operating results have in the past and will in the future vary significantly depending on a variety of factors, including the number and size of new clients starting services, the decision of one or more clients to delay or cancel implementation or ongoing services, interest rates, seasonality, the ability of the Company to design, develop and introduce new services and features for existing services on a timely basis, costs associated with strategic acquisitions and alliances or investments in technology, the success of any such strategic acquisition, alliance or investment, costs to transition to new technologies, expenses incurred for geographic expansion, risks associated with payroll tax and benefits administration services, price competition, a reduction in the number of employees of its clients and general economic factors. Revenue from new clients typically represents a significant portion of quarterly revenue in the third and fourth fiscal quarters. A substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, is relatively fixed in advance of any particular quarter. The Company's agreements with its clients generally do not have significant penalties for cancellation. As a result, any decision by a client to delay or cancel implementation of the Company's services or the Company's underutilization of personnel may cause significant variations in operating results in a particular quarter and could result in losses for such quarter. As the Company secures larger clients, the time required for implementing the Company's services increases, which could contribute to larger fluctuations in revenue. Interest income earned from investing payroll tax funds, which is a significant portion of the Company's revenue, is vulnerable to fluctuations in interest rates. In addition, the Company's business may be affected by shifts in the general condition of the economy, client staff reductions, strikes, acquisitions of its clients by other companies and other downturns. There can be no assurance that the Company's future revenue and results of operations will not vary substantially. It is possible that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In either case, the market price of the Company's Common Stock could be materially adversely affected.

    RISKS ASSOCIATED WITH STRATEGIC ACQUISITIONS AND INVESTMENTS. While the Company has no current agreements or negotiations underway with respect to any acquisition of, or investment in, businesses that provide complementary services or technologies to those of the Company, the Company has in the past and intends in the future to make additional acquisitions of, and investments in, such businesses. There can be no assurance that any such future acquisition or investment will be completed or that, if completed, will be effectively assimilated into the Company's business. In connection with such acquisitions or investments, the Company has in the past incurred and will likely incur in the future costs associated with adding personnel, integrating technology, increasing overhead to support the acquired businesses, acquiring in-process technology and amortization expenses related to intangible assets. In addition, future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. Furthermore, there can be no assurance that any strategic acquisition or investment will succeed. Any future acquisitions or investments could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS ASSOCIATED WITH PAYROLL TAX SERVICE AND BENEFITS ADMINISTRATION SERVICES. The Company's payroll tax filing service is subject to various risks resulting from errors and omissions in filing client tax returns and paying tax liabilities owed to tax authorities on behalf of clients. The Company's clients transfer to the Company contributed employer and employee tax funds. The Company processes the data received from the client and remits the funds along with a tax return to the appropriate tax authorities when due. Tracking, processing and paying such tax liabilities is complex. Errors and omissions have occurred in the past and may occur in the future in connection with such service. The Company is subject to large cash penalties imposed by tax authorities for late filings or underpayment of taxes. To date, such penalties have not been significant. However, there can be no assurance that any liabilities associated with such penalties will not have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's reserves or insurance for such penalties will be adequate. In addition, failure by the Company to make timely or accurate tax return filings or pay tax liabilities when due on behalf of clients may damage the Company's reputation and could adversely affect its relationships with existing clients and its ability to gain new clients.

    The Company's payroll tax filing service is also dependent upon government regulations, which are subject to continual changes. Failure by the Company to implement these changes into its services and technology in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, since a significant portion of the Company's revenue is derived from interest earned from investing on collected but unremitted payroll tax funds, changes in policies relating to withholding federal or state income taxes or reduction in the time allowed for taxpayers to remit payment for taxes owed to government authorities would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's benefits administration services are subject to various risks resulting from errors and omissions in processing and filing COBRA or other benefit plan forms in accordance with governmental regulations and the respective plans. The Company processes data received from employees and employers and is subject to penalties for any late or misfiled plan forms. There can be no assurance the Company's reserves or insurance for such penalties will be adequate. In addition, failure to properly file plan forms would have a material adverse effect on the Company's reputation, which could adversely affect its relationships with existing clients and its ability to gain new clients. The Company's benefits administration services are also dependent upon government regulations which are subject to continuous changes that could reduce or eliminate the need for benefits administration services.

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

    INVESTMENT RISKS. The Company invests funds, including payroll tax funds transferred to it by clients until the Company remits those funds to tax authorities when due. The Company typically invests funds in short-term, top tier, high quality financial instruments such as overnight U.S. government direct and agency obligation repurchase agreements, commercial paper and institutional money market funds. These investments are exposed to several risks, including credit risks from the possible inability of the borrowers to meet the terms of their obligations under the financial instruments. The Company would be liable for any losses on such investments.

    Interest income earned from the investment of client tax funds represents a significant portion of the Company's revenues. As a result, the Company's business, financial condition and results of operations are significantly impacted by interest rate fluctuations. The Company enters into interest rate swap agreements to minimize the impact of interest rate fluctuations. There can be no assurance, however, that the Company's swap agreements will protect the Company from all interest rate risks. Under certain circumstances if interest rates rise, the Company would have payment obligations under its interest rate swap agreements which may not be offset by interest earned by the Company on deposited funds. A payment obligation under the Company's swap agreements could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the

Company would have sufficient funds to meet any such swap payment obligations. A default by the Company under its swap agreements could result in acceleration and setoff by the bank of all outstanding contracts under the swap agreement, and could result in cross-defaults of other debt agreements of the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    MANAGEMENT OF GROWTH. The Company's business has grown significantly in size and complexity over the past four years. This growth has placed, and is expected to continue to place, significant demands on the Company's management, systems, internal controls, and financial and physical resources. In order to meet such demands, the Company intends to continue to hire new employees, open new offices to attract clients in new geographic regions, increase expenditures on research and development, and invest in new equipment and make other capital expenditures. In addition, the Company expects that it will need to develop further its financial and managerial controls and reporting systems and procedures to accommodate any future growth. Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company intends to open a satellite sales and implementation center in New Jersey by the end of calendar 1998 and may open additional sales offices in the future. In addition, the Company intends to move its benefits administration center from its current location in Bellevue, Washington to another location there, and the Company has leased additional office space to be built adjacent to its Pleasanton headquarters. There can be no assurance that the Company will be able to establish such facilities on a timely basis. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

    SUBSTANTIAL COMPETITION. The market for the Company's services is intensely competitive, subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. The Company primarily competes with several public and private payroll service providers, such as Automatic Data Processing, Inc., Ceridian Corporation and Paychex, Inc., as well as smaller, regional competitors. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than the Company. In addition, certain of these companies offer more services or features than the Company and have processing facilities located throughout the United States. The Company also competes with in-house employee services departments and, to a lesser extent, banks and local payroll companies. With respect to benefits administration services, the Company competes with insurance companies, benefits consultants and other local benefits outsourcing companies. The Company may also compete with marketers of related products and services that may offer payroll or benefits administration services in the future. The Company has experienced, and expects to continue to experience, competition from new entrants into its markets. Increased competition, the failure of the Company to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS ASSOCIATED WITH THE DEVELOPMENT AND INTRODUCTION OF NEW OR ENHANCED SERVICES; RISKS OF SOFTWARE DEFECTS. The technologies in which the Company has invested to date are rapidly evolving and have short life cycles, which requires the Company to anticipate and rapidly adapt to technological changes. In addition, the Company's industry is characterized by increasingly sophisticated and varied needs of clients, frequent new service and feature introductions and emerging industry standards. The introduction of services embodying new technologies and the emergence of new industry standards and practices can render existing services obsolete and unmarketable. The Company's future success will depend, in part, on its ability to develop or acquire advanced technologies, enhance its existing services with new features, add new services that address the changing needs of its clients, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Several of the Company's competitors invest substantially greater amounts in research and development than the Company, which may allow them to introduce new services or features before the Company. Even if the Company is able to develop or acquire new technologies in a timely manner, it may incur substantial costs in developing or acquiring such technologies and in deploying new services and features to its clients, including costs associated with acquiring in-process technology, amortization expenses related to intangible assets and costs of additional personnel. If the Company is unable to develop or acquire and successfully introduce new services and new features of existing services in a timely or cost-effective manner, the Company's business, financial condition and results of operations could be materially adversely affected.

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

    DEPENDENCE ON THIRD-PARTY PROVIDERS. The Company depends on third-party courier services to deliver paychecks to clients. The Company does not have any formal written agreements with any of the courier services that it uses. Such courier services have been in the past and may be in the future unable to timely pick up or deliver the paychecks from the Company to its clients for a variety of reasons, including employee strikes, storms or other adverse weather conditions, earthquakes or other natural disasters, logistical or mechanical failures or accidents. Failure by the Company to deliver client paychecks on a timely basis could damage the Company's reputation and have a material adverse effect on the Company's business, financial condition and results of operations.

    DISASTER RECOVERY; RISK OF LOSS OF CLIENT DATA. The Company currently conducts substantially all of its payroll and payroll tax processing at the Company's headquarters in Pleasanton, California and divides the payroll printing and finishing between its Pleasanton and Irvine, California facilities. The Irvine facility serves both as an alternative processing center and a back-up payroll center. The Company's benefits administration services are conducted solely in Bellevue, Washington, and no benefits administration back-up facility exists. The Company establishes for each payroll client a complete set of payroll data at the Pleasanton processing center, as well as at the client's site. In the event of a disaster in Pleasanton, clients would have the ability to process payroll checks based on the data they have on site if necessary. There can be no assurance that the Company's disaster recovery procedures are sufficient or that the payroll data recovered at the client site would be sufficient to allow the client to calculate and produce payroll in a timely fashion.

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

    DEPENDENCE ON KEY PERSONNEL. The Company's success will depend on the performance of the Company's senior management and other key employees. The loss of the services of any senior management or other key employee could have a material adverse effect on the Company's business, financial condition and results of operations. The Company generally does not enter into employment or noncompetition agreements with its employees. If one or more of the Company's key employees resigns from the Company to join a competitor or to form a competitor, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any key personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices, procedures or client lists by a former employee or that such disclosure or use would not have a material adverse effect on the Company's business, financial condition and results of operations.

    NEED TO ATTRACT AND RETAIN EXPERIENCED PERSONNEL. The Company's success depends to a significant degree on its ability to attract and retain experienced employees. There is substantial competition for experienced personnel, which the Company expects to continue. Many of the companies with which the Company competes for experienced personnel have greater financial and other resources than the Company. The Company has in the past and may in the future experience difficulty in recruiting sufficient numbers of qualified personnel. In particular, the Company's ability to find and train implementation employees is critical to the Company's ability to achieve its growth objectives. The inability to attract and retain experienced personnel as required could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISK ASSOCIATED WITH GEOGRAPHIC EXPANSION. A substantial majority of the Company's revenue historically has been derived from clients located in the western United States. The Company's ability to achieve significant future revenue growth will in large part depend on its ability to gain new clients throughout the United States. Growth and geographic expansion have resulted in new and increased responsibilities for management personnel and have placed and continue to place a significant strain on the Company's management and operating and financial systems. The Company will be required to continue to implement and improve its systems on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and clients and the increased size of the Company's operations. Any failure to implement and improve the Company's systems or to hire and retain the appropriate personnel to manage its operations would have a material adverse effect on the Company's business, financial condition and results of operations.

    IMPACT OF YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in 2000, these date code fields will need to accept four-digit entries in order to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies will need to be upgraded to comply with "Year 2000" requirements by the end of 1999. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues.

    The Company has conducted a preliminary review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to make its systems Year 2000 compliant. Based on this preliminary review, the Company has discovered certain failures to comply with Year 2000 requirements. The Company is taking action to correct the noncomplying features of its systems, and the Company believes that its internal software systems will be Year 2000 compliant by 2000. There can be no assurance, however, that the Company's systems will be fully Year 2000 compliant in a timely manner, and a failure by the Company to make its internal systems Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not determined an estimate of the costs required to correct the noncomplying features, and the Company does not currently have a contingency plan in the event that it is unable to make its systems Year 2000 compliant. Additionally, the costs of making such systems Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company believes that its current products are, and future products will be, fully Year 2000 compliant. The Company's past software products, many of which are currently used by clients, are not Year 2000 compliant. The Company has begun the process of transitioning existing clients to its Year 2000 compliant products; however, there can be no assurance that the Company will be successful in providing all of its clients with Year 2000 compliant products by 2000. Any failure by the Company to transition its clients to Year 2000 compliant products could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that Year 2000 errors or defects will not be discovered in the Company's current and future products. The Company is not assessing the Year 2000 compliance of its clients' systems or the possible effects on its operations of the Year 2000 compliance of its clients' systems. Due to the substantial integration between the Company's computer systems and its clients' systems, the failure by the Company's clients to have Year 2000 compliant systems could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is assessing the possible effects on its operations of the Year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and, therefore, on the proper functioning of their information systems and software, means that failure by such suppliers and subcontractors to address Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock is likely to be highly volatile following this Offering and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new services by the Company or its competitors, market conditions in the information services industry, changes in financial estimates by securities analysts or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology and services companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

    SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. Forward-looking statements contained in this Quarterly Report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. When used in this document and documents referenced herein, the words "intend," "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company are included to identify such forward-looking statements. These forward-looking statements include statements regarding the demand for outsourcing employee administrative services; the Company's expansion of its client base; the Company's intention to increase its direct sales force; the development of a comprehensive and fully integrated suite of employee administrative services; the Company's ability to offer additional services; the initiation or completion of any strategic acquisition, investment or alliance; the Company's ability to extend its technology leadership; the Company's ability to attract and retain new clients; market acceptance of any new services offered by the Company; the Company's ability to minimize the impact of interest rate fluctuations; the Company's ability to develop its financial and managerial controls and systems; the opening of additional facilities; the sufficiency of the Company's back-up facilities and disaster recovery procedures; the Company's ability to develop or acquire new technologies; the Company's ability to attract and retain experienced employees; the ability of the Company to make its internal system Year 2000 compliant and to transition its clients to a Year 2000 compliant system; the Company's ability to maintain a high payroll client retention rate and the Company's ability to increase its national presence. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those identified under "Additional Factors That May Affect Future Results" and elsewhere in this Quarterly Report and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    (c) On July 13, 1998, the Company issued 37,500 shares of Common Stock to Ben Reppond and 37,500 shares of Common Stock to Louis Baransky upon the exercise of warrants pursuant to an exercise price of $6.00 per share. The issuance of the shares of Common Stock pursuant to exercise of the warrants was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. The shares of Common Stock issued pursuant to exercise of the warrants are restricted securities.

    (d) On September 19, 1997, the Company commenced an initial public offering, which consisted of 4,312,500 shares of its Common Stock (the "Offering") at $7.33 per share pursuant to a registration statement (No. 333-23189) declared effective by the Securities and Exchange Commission on September 19, 1997. As of July 1, 1998, approximately $13.8 million of the net proceeds from the Offering were invested in short-term financial instruments. From July 1, 1998 to September 30, 1998, the Company used approximately $5.1 million of these proceeds from the short-term financial instruments for working capital.

    On September 25, 1998, the Company commenced a secondary public offering (the "Secondary Offering"), which consisted of 3,191,250 shares of its Common Stock at $27.00 per share pursuant to a registration statement (No. 333-60745) declared effective by the Securities and Exchange Commission on September 30, 1998. The Secondary Offering has been terminated and all shares have been sold. The managing underwriters for the Secondary Offering were William Blair & Company, L.L.C., BancBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Aggregate proceeds from the Secondary Offering were $86,163,750,which includes $11,238,750 paid to the Company on September 30, 1998 upon the underwriters' exercise of an option to purchase shares to cover over-allotments.

    The Company incurred the following expenses in connection with the Secondary
Offering: underwriters' discounts and commissions of $4,515,619 and approximately $936,831 in other expenses, for a total expense of $5,452,450. No payments constituted direct or indirect payments to directors, officers or general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company, or to any affiliates of the Company.

    After deducting expenses of the Secondary Offering, the net offering proceeds to the Company were $80,711,300. As of September 30, 1998, all net offering proceeds from the Secondary Offering were invested in short-term financial instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended September 30, 1998.

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (b) Exhibits.

    See exhibit list following signature page.

    (c) Reports on Form 8-K.

    On August 5, 1998, the Company filed a Report on Form 8-K for the purpose of disclosing restatement of selected data previously reported by the Company as it relates to the adoption of FAS 128.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: November 16, 1998

                                          PROBUSINESS SERVICES, INC.
                                          (Registrant)

                                          /s/ Thomas H. Sinton

                                          --------------------------------------

                                          President and Chief Executive Officer

                                          /s/ Steven E. Klei

                                          --------------------------------------

                                          Senior Vice President, Finance and

                                          Chief Financial Officer

                               INDEX TO EXHIBITS

 EXHIBIT    EXHIBIT
FOOTNOTE    NUMBER                                             DESCRIPTION
---------  ---------  ---------------------------------------------------------------------------------------------

   (1)        2.1     Agreement and Plan of Reorganization, dated May 23, 1996, between Registrant and Dimension
                        Solutions.

   (1)        2.2     Stock Acquisition Agreement, dated January 1, 1997 between Registrant and BeneSphere
                        Administrators, Inc.

   (2)        3.1     Amended and Restated Certificate of Incorporation.

   (1)        3.2     Bylaws of Registrant.

   (1)        4.1     Specimen Common Stock Certificate of Registrant.

   (1)        4.2     Amended and Restated Registration Rights Agreement, dated March 12, 1997, between Registrant,
                        General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P. and certain stockholders of Registrant.

   (1)        4.3     Warrant to Purchase Stock, dated January 13, 1995, between Registrant and Silicon Valley Bank
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

   (1)      4.6(b)    Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between Registrant and
                        T.J. Bristow and Elizabeth S. Bristow.

   (1)      4.6(c)    Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between Registrant and
                        SDK Incorporated.

   (1)      4.6(d)    Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between Registrant and
                        Laurence Shushan and Magdalena Shushan.

   (1)      4.7(a)    Warrant to Purchase Common Stock, dated January 7, 1997, between Registrant and Louis R.
                        Baransky.

   (1)      4.7(b)    Warrant to Purchase Common Stock, dated January 7, 1997, between Registrant and Ben W.
                        Reppond.

   (1)        4.8     Form of Note issued by Registrant on October 20, 1995 and December 12, 1995.

   (1)       10.1     Lease Agreement, dated August 12, 1992, First Amendment to Lease, dated March 23, 1994,
                        Second Amendment to Lease, dated December 9, 1994, and Third Amendment to Lease, dated
                        March 16, 1995, between Registrant and Hacienda Park Associates.

   (3)       10.2     Sublease, dated April 14, 1998, between the Registrant and Documentum, Inc.

   (1)       10.3     Lease Agreement and Addendum Number One, dated August 26, 1993, and First Amendment to Lease, dated March 23, 1994, between Registrant and Hacienda Park Associates.

 EXHIBIT    EXHIBIT
FOOTNOTE    NUMBER                                             DESCRIPTION
---------  ---------  ---------------------------------------------------------------------------------------------
   (1)       10.3     Lease Agreement, dated March 23, 1994, First Amendment, dated May 25, 1994, and Second
                        Amendment, dated October 5, 1994 between Registrant and Hacienda Park Associates.

   (1)       10.5     Lease Agreement, dated November 13, 1995, and First Amendment to Lease, dated February 23,
                        1996, between Registrant and Hacienda Park Associates.

   (3)       10.6     Built-to-Suit Lease, dated September 27, 1996, and First Amendment, dated January 27, 1998, between Registrant and Britannia Hacienda V Limited Partnership.

   (1)       10.7     Office Lease, dated March 22, 1996, between Benefits-Plus Administrators, Inc. and the
                        Trustees under the Will and of the Estate of James Campbell, Deceased and related Guaranty of Lease.

   (3)       10.8     Sublease, dated October 10, 1997, between Registrant and Drake Mortgage Corporation.

   (3)       10.9     Build-to-Suit lease, dated January 27, 1998, between Registrant and Britannia Hacienda V
                        Limited Partnership.

   (1)       10.10    1996 Stock Option Plan and related Form of Stock Option Agreement.

   (1)       10.11    1996 Employee Stock Purchase Plan.

   (1)       10.12    Employment and Non-competition Agreement, dated May 23, 1996, between Registrant and Dwight
                        L. Jackson.

   (1)       10.13    Equipment Lease and Addendum No. 1, dated July 31, 1996, between Registrant and LINC Capital
                        Management and related Equipment Schedule.

   (1)       10.14    Form of Indemnification Agreement between Registrant and executive officers and directors.

   (1)       10.15    Loan Agreement, dated October 20, 1995, between Registrant and certain investors, and First
                        Amendment to Loan Agreement, dated December 12, 1995, between Registrant and certain investors.

   (3)       10.16    Amended and Restated Loan and Security Agreement, dated June 30, 1998, between Registrant and
                        Coast Business Credit.

   (1)       10.17    Promissory Note, dated December 5, 1996, between Registrant and Robert Schneider.

   (1)       10.18    Promissory Note, dated January 7, 1997, between Registrant and Alison Elder.

   (1)       10.19    Promissory Note, dated January 31, 1997, between Registrant and Jeffrey Bizzack.

   (1)       10.20    Office Building Lease between Koll Center Irvine Number Two and Registrant, dated November 7,
                        1994, and Amendments Nos. 1 and 2 thereto.

   (1)       10.21    Lease (Full Service Office Lease), as amended by and between Callahan Pentz Properties and
                        Registrant, assigned to Registrant on February 29, 1996.

   (1)       10.22    Promissory Note, dated December 31, 1996, between BeneSphere Administrators, Inc. and Alison
                        Elder.

   (1)       10.23    Series F Stock Purchase Agreement, dated March 12, 1997, between Registrant, General Atlantic
                        Partners 39, L.P. and GAP Coinvestment Partners, L.P.

 EXHIBIT    EXHIBIT
FOOTNOTE    NUMBER                                             DESCRIPTION
---------  ---------  ---------------------------------------------------------------------------------------------
   (1)       10.24    Stockholders Agreement, dated March 12, 1997, between Registrant, General Atlantic Partners
                        39, L.P., GAP Coinvestment Partners, L.P. and Sinton (as defined therein).

   (1)       10.25    Standard Office Lease--Gross, dated March 27, 1997, between Registrant and Westwood Holdings,
                        Inc.

   (1)       10.26    ISDA Master Agreement, dated June 10, 1997, between Registrant and First Union National Bank.

   (3)       10.27    ASAP Office Services Lease, dated June 25, 1998, between Registrant and ASAP Office Services.

             27.1     Financial Data Schedule

------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-23189), declared effective on September 18, 1997.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-37129) filed with the Securities and Exchange Commission on October 3, 1998.

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60745) filed with the Securities and Exchange Commission on September 25, 1998.