Form 10-Q
period 1998-12-31
PROBUSINESS SERVICES INC
filed 1999-02-16
CIK 1028751

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------
                                   FORM 10-Q
                                  -----------

(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED DECEMBER 31, 1998

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           PROBUSINESS SERVICES, INC.

             (Exact name of Registrant as specified in its charter)

        DELAWARE               94-2976066
    (State or other         (I.R.S. Employer
    jurisdiction of        Identification No.)
     incorporation)

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

                  YES  x                                    NO

       As of February 2, 1999, there were 20,780,843 shares of the Registrant's Common Stock outstanding.

                           PROBUSINESS SERVICES, INC.
                                     INDEX

           PART I. FINANCIAL INFORMATION                                  PAGE NO.
                                                                          ---------

ITEM 1.    CONDENSED FINANCIAL STATEMENTS (UNAUDITED):

           Condensed Balance Sheets
             December 31, 1998 and June 30, 1998 ................................ 3

           Condensed Statements of Operations
             Three and six months ended December 31, 1998 and 1997 .............. 4

           Condensed Statement of Stockholders' Equity
             Six months ended December 31, 1998 ................................. 5

           Condensed Statements of Cash Flows
             Six months ended December 31, 1998 and 1997 ........................ 6

           Notes to Unaudited Condensed Financial Statements .................... 7

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
ITEM 2.      RESULTS OF OPERATIONS ............................................. 10

           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS ................................................... 21

ITEM 2.    CHANGES IN SECURITIES ............................................... 21

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ..................................... 21

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................. 21

ITEM 5.    OTHER INFORMATION ................................................... 22

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K .................................... 22

           SIGNATURES .......................................................... 23

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                           PROBUSINESS SERVICES, INC.
                            CONDENSED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                       December 31, 1998   June 30, 1998
                                                       -----------------  ---------------
                                 ASSETS

Current Assets:
  Cash and cash equivalents                             $        81,491   $        13,771
  Accounts receivable, net of allowance                           4,088             2,612
  Prepaid expenses and other current assets                       2,806             2,122
                                                       -----------------  ---------------
                                                                 88,385            18,505

  Payroll tax funds invested                                    646,941           332,667
                                                       -----------------  ---------------
    Total current assets                                        735,326           351,172

Equipment, furniture and fixtures, net                           21,757            13,958
Other assets                                                     11,759            10,879
                                                       -----------------  ---------------
      Total assets                                      $       768,842   $       376,009
                                                       -----------------  ---------------
                                                       -----------------  ---------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, accrued liabilities, current
    portion of capital lease obligations and deferred
    revenue                                             $        16,161   $        15,182
  Payroll tax funds collected but unremitted                    646,941           332,667
                                                       -----------------  ---------------
    Total current liabilities                                   663,102           347,849

Capital lease obligations, less current portion                   1,143             1,414
Stockholders' equity                                            104,597            26,746
                                                       -----------------  ---------------
      Total liabilities and stockholders' equity        $       768,842   $       376,009
                                                       -----------------  ---------------
                                                       -----------------  ---------------

                  See notes to condensed financial statements.

                           PROBUSINESS SERVICES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           Three months ended,     Six months ended
                                               December 31,          December 31,
                                           --------------------  --------------------
                                             1998       1997       1998       1997
                                           ---------  ---------  ---------  ---------
Revenue                                    $  16,068  $  10,325  $  30,257  $  19,552

Operating expenses:
  Cost of providing services                   8,276      5,772     15,944     10,791
  General and administrative expenses          2,497      1,600      4,897      3,368
  Research and development expenses            1,416      1,020      2,792      2,130
  Client acquisition costs                     6,399      4,092     12,525      8,070
                                           ---------  ---------  ---------  ---------
Total operating expenses                      18,588     12,484     36,158     24,359

Loss from operations                          (2,520)    (2,159)    (5,901)    (4,807)
Interest expense                                (125)      (119)      (430)      (374)
Other income                                   1,004        234      1,259        260
                                           ---------  ---------  ---------  ---------

Net loss                                   $  (1,641) $  (2,044) $  (5,072) $  (4,921)
                                           ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------
Basic and diluted net loss per share       $   (0.08) $   (0.12) $   (0.27) $   (0.48)
                                           ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------
Shares used in computing basic and
  diluted net loss per share                  20,595     16,602     18,924     10,298
                                           ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------
Pro forma basic and diluted net loss per
  share                                               $   (0.12)            $   (0.34)
                                                      ---------             ---------
                                                      ---------             ---------
Shares used in computing pro forma
  basic and diluted net loss per share                   16,602                14,547
                                                      ---------             ---------
                                                      ---------             ---------

                See notes to consolidated financial statements.

                           PROBUSINESS SERVICES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          COMMON STOCK
                                ---------------------------------                   NOTES
                                                      ADDITIONAL                  RECEIVABLE      TOTAL
                                                        PAID-IN    ACCUMULATED       FROM      STOCKHOLDERS'
                                 SHARES     AMOUNT      CAPITAL      DEFICIT     STOCKHOLDERS     EQUITY
                                ---------------------------------------------------------------------------
Balances at June 30, 1998       17,114,855 $      17   $  53,286    $  (25,469)   $   (1,088)   $   26,746

Issuance of common stock in
  connection with public
  offering, net of offering
  costs                         3,191,250          3      80,708             -             -        80,711

Exercise of warrants              142,796          -         450             -             -           450

Exercise of stock options         131,126          -         306             -             -           306

Issuance of stock under the
  employee stock purchase plan    188,549                  1,303                                     1,303

Payment of notes receivable
  from stockholders                                                                      153           153

Net loss                                -          -           -        (5,072)            -        (5,072)
                                ---------------------------------------------------------------------------

Balances at December 31, 1998   20,768,576 $      20   $ 136,053    $  (30,541)   $     (935)   $  104,597
                                ---------------------------------------------------------------------------
                                ---------------------------------------------------------------------------

                  See notes to condensed financial statements.

                           PROBUSINESS SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                      Six months ended
                                                                        December 31,
                                                                   ----------------------
                                                                      1998        1997
                                                                   ----------  ----------
OPERATING ACTIVITIES
Net loss                                                           $   (5,072) $   (4,921)
  Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:
      Depreciation and amortization                                     2,479       2,042

      Changes in operating assets and liabilities:
        Accounts receivable, net                                       (1,476)       (309)
        Prepaid expenses and other current assets                        (684)       (303)
        Other assets                                                      787       1,416
        Accounts payable, accrued liabilities,
          and deferred revenue                                           (169)      2,108
                                                                   ----------  ----------
Net cash provided by (used in) operating activities                    (4,135)         33
                                                                   ----------  ----------
INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures                         (8,624)     (5,078)
Capitalization of software development costs                           (2,050)     (1,702)
                                                                   ----------  ----------
Net cash used in investing activities                                 (10,674)     (6,780)
                                                                   ----------  ----------
FINANCING ACTIVITIES
Borrowings under line of credit agreements                                  -       6,874
Repayments of borrowings under line of credit agreements                    -     (11,632)
Repayments under subordinated debt                                          -      (3,909)
Repayments under note payable to stockholder                                -        (150)
Proceeds from notes receivable from stockholder                           153           -
Principal payments on capital lease obligations                          (394)       (384)
Proceeds from issuance of common stock                                 82,770      28,039
                                                                   ----------  ----------
Net cash provided by financing activities                              82,529      18,838
                                                                   ----------  ----------
Net increase in cash and cash equivalents                              67,720      12,091
Cash and cash equivalents, beginning of period                         13,771       5,047
                                                                   ----------  ----------
Cash and cash equivalents, end of period                           $   81,491  $   17,138
                                                                   ----------  ----------
                                                                   ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                           $      274  $      368
                                                                   ----------  ----------
                                                                   ----------  ----------
Purchases of equipment under capital lease obligations             $    1,271  $        -
                                                                   ----------  ----------
                                                                   ----------  ----------

                  See notes to condensed financial statements.

                           PROBUSINESS SERVICES, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

OPERATIONS

       ProBusiness Services, Inc. (the "Company") provides employee administrative services for large employers. The Company's primary service offerings are payroll processing, payroll tax filing, benefits administration, including the enrollment and processing of flexible benefit plans and COBRA programs, and human resources software.

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

       In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended December 31, 1998 are not necessarily indicative of the results that may be expected for any future periods.

BASIC AND DILUTED NET LOSS PER SHARE (HISTORICAL AND PRO FORMA)

       Historical net loss per share is presented under the requirements of FAS No. 128, "Earnings per Share" ("FAS 128"). Common stock equivalent shares from convertible preferred stock and from stock options and warrants are not included in the Company's calculation of diluted net loss per share as the effect is anti-dilutive.

       Pro forma net loss per share has been computed as described above and also gives effect, under SEC guidance, to the conversion of preferred stock to common stock not included above that automatically converted upon completion of the Company's initial public offering, using the if-converted method.

                           PROBUSINESS SERVICES, INC.

1. ACCOUNTING POLICIES (Continued)
RECENTLY ISSUED ACCOUNTING STANDARDS

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

       In June 1997, the FASB issued FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the reporting of information about operating segments and related disclosures about products and services, geographic areas, and major customers. Adoption of FAS 131 will be required in fiscal 1999 and require interim disclosures beginning in fiscal 2000. The Company has not reached a conclusion as to the appropriate segments, if any, it will be required to report to comply with the provisions of FAS 131. Adoption of FAS 131 will not have a material effect on the Company's financial position, results of operations or cash flows.

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

2. DEBT

LINE OF CREDIT AGREEMENT

       At December 31, 1998, the Company has a line of credit agreement with a financial institution. The agreement provides for borrowings that are limited to the lesser of $20,000,000, or the sum of five times the Company's average monthly net collections, as defined in the agreement, plus the lesser of five times the Company's average monthly collections of the interest on tax investment funds as defined in the agreement or $5,000,000, plus $1,500,000. At December 31, 1998, no borrowings were outstanding under the agreement and the amount available for borrowing under the agreement was approximately $20,000,000. The agreement expires on December 31, 2000, and is subject to automatic and continuous renewal unless termination notice is given by either party in accordance with the agreement.

                           PROBUSINESS SERVICES, INC.

2. DEBT (Continued)
INTEREST RATE SWAP AGREEMENTS

       The Company has entered into various interest rate swap agreements with a financial institution. These agreements, with fixed interest rates between 4.759% and 5.905%, each have a term of two years, one of which has a cancellation option after one year, and expire at various dates through December 2000. Interest is paid or received based upon the difference in the fixed interest rate and the contractual floating rate option times the contractual notional balance. The actual notional balance varies on a monthly basis due to fluctuations in projected holdings of collected but unremitted payroll tax funds. The average monthly notional balance for the remaining term of the agreements was $290,292,000. The agreements require collateral if interest rates increase and certain other conditions are met as defined in the agreements. At December 31, 1998, no collateral was required.

3. STOCKHOLDER'S EQUITY

       In September 1998, the Company completed a public offering of common stock. The offering consisted of 2,775,000 shares of common stock issued at $27.00 per share. In September 1998, the underwriters exercised an option to purchase an additional 416,250 shares of common stock at the price of $27.00 per share to cover over-allotments in connection with the public offering.

STOCK SPLIT

       On July 23, 1998, the Board of Directors approved a three-for-two split of its $.001 par value common stock in the form of a 50 percent distribution to stockholders of record as of July 31, 1998. As a result of the stock split, authorized and outstanding common shares increased 50 percent and capital in excess of par was reduced by the par value of the additional common shares issued. The rights of the holders of the Company's common stock were not otherwise modified. All references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock reflect the effect of the stock split.

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

       The Company derives its revenue from fees charged to clients for services and income earned from investing payroll tax funds. Since 1994, the Company has experienced significant growth of its revenue, client base and average client size. Revenue increased from $13.9 million in fiscal 1996 to $46.3 million in fiscal 1998. From December 31, 1996 to December 31, 1998, the client base for payroll processing services increased from approximately 300 to approximately 540 clients, while the average size of the Company's payroll clients increased from approximately 600 employees to approximately 1,300 employees. As of December 31, 1998, the Company provided services to approximately 1,550 clients. The Company's revenue growth is primarily due to continued growth in its client base, the introduction of its payroll tax service in fiscal 1996, an increase in the average size of its clients, the introduction of new features and other services, and a high retention rate of existing payroll clients (approximately 92% for fiscal 1998). The Company does not anticipate it will sustain this rate of growth in the future.

       The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development, and costs associated with expanding its sales efforts and operations to new geographic regions. As of December 31, 1998, the Company had an accumulated deficit of approximately $30.5 million. There can be no assurance that the Company will achieve or sustain profitability in the future.

       The Company's cost of providing services consists primarily of ongoing account management, tax and benefits administration operations and production costs. General and administrative expenses consist primarily of personnel costs associated with finance, corporate services and information technology, professional fees, and other overhead costs for finance and corporate services. Research and development expenses consist primarily of personnel costs, and to a lesser extent, amortization of capitalized software development costs. Client acquisition costs consist of sales and implementation expenses and, to a lesser extent, marketing expenses.

RESULTS OF OPERATIONS

       The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

                                          Three months ended         Six months ended
                                             December 31,              December 31,
                                         ---------------------     ---------------------
                                           1998         1997         1998         1997
                                         ---------    --------     --------     --------
STATEMENTS OF OPERATIONS DATA:
Revenue                                      100.0%      100.0%       100.0%       100.0%

Operating expenses:
  Cost of providing services                  51.5        55.9         52.7         55.2
  General and administrative expenses         15.6        15.5         16.2         17.2
  Research and development expenses            8.8         9.9          9.2         10.9
  Client acquisition costs                    39.8        39.6         41.4         41.3
                                         ---------    --------     --------     --------
Total operating expenses                     115.7       120.9        119.5        124.6

Loss from operations                         (15.7)      (20.9)       (19.5)       (24.6)
Interest expense                              (0.8)       (1.2)        (1.4)        (1.9)
Other income                                   6.3         2.3          4.1          1.3
                                         ---------    --------     --------     --------
Net loss                                     (10.2)%     (19.8)%      (16.8)%      (25.2)%
                                         ---------    --------     --------     --------
                                         ---------    --------     --------     --------

       REVENUE. Revenue increased 55.6% in the second quarter and 54.8% in the first six months of fiscal 1999, when compared with the same periods of fiscal 1998, primarily due to increases in the number and average size of the Company's payroll and tax clients. Interest income earned on payroll tax funds invested was $3.8 million and $6.9 million for the second quarter and for the first six months of fiscal 1999, respectively, as compared to $2.0 million and $3.9 million for the same periods of fiscal 1998. The increases were primarily the result of higher average daily payroll tax fund balances.

       COST OF PROVIDING SERVICES. Cost of providing services increased 43.4% in the second quarter and 47.8% for the first six months of fiscal 1999 when compared with the same periods of fiscal 1998 and decreased as a percentage of revenue to 51.5% and 52.7% in the second quarter and for the first six months of fiscal 1999, respectively, when compared with the same periods of fiscal 1998. Cost of providing services increased in absolute dollars primarily due to increased personnel in operations such as account management and production resulting from an increase in client base, production expenses related to an increase in the number of payroll clients, and to a lesser extent, increases in personnel expenses related to the Company's payroll tax service.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 56.1% in the second quarter and 45.4% for the first six months of fiscal 1999 when compared with the same periods of fiscal 1998 and remained unchanged as a percentage of revenue at 15.6% in the second quarter and decreased as a percentage of revenue to 16.2% for the first six months compared with the same periods of fiscal 1998. The increase in absolute dollars was primarily due to the expansion of information technology infrastructure and hiring of additional management and administrative personnel to support the Company's growth.

       RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 38.8% in the second quarter and 31.1% for the first six months of fiscal 1999 when compared with the same periods of fiscal 1998 and decreased as a percentage of revenue to 8.8% and 9.2% in the second quarter and for the first six months of fiscal 1999, respectively, when compared with the same periods of fiscal 1998. The increase in absolute dollars was primarily a result of increases in personnel to develop enhancements and new features to the Company's existing services. The decrease as a percentage of revenue is a result of higher revenue. Capitalized software development costs were $1.0 million for both the second quarter of fiscal 1999 and 1998, and $2.1 million and $1.7 million for the first six months of fiscal 1999 and 1998, respectively.

       CLIENT ACQUISITION COSTS. Client acquisition costs increased 56.4% in second quarter and 55.2% for the first six months of fiscal 1999 when compared with the same periods of fiscal 1998 and increased as a percentage of revenue to 39.8% and 41.4% in the second quarter and for the first six months of fiscal 1999, respectively, when compared with the same periods of fiscal 1998. The increase in absolute dollars was primarily due to the expanded sales and implementation force for payroll and national tax services.

       INTEREST EXPENSE. Interest expense increased 5.0% in second quarter and 15.0% for the first six months of fiscal 1999 when compared with the same periods of fiscal 1998 and decreased as a percentage of revenue to 0.8% and 1.4% in the second quarter and for the first six months of fiscal 1999, respectively, when compared with the same periods of fiscal 1998. Interest expense remained relatively unchanged for the second quarter of fiscal 1999 when compared to the same period of fiscal 1998.

       OTHER INCOME. Other income increased as a percentage of revenue to 6.3% and 4.1% in second quarter and for the first six months of fiscal 1999, respectively, when compared with the same periods of fiscal 1998. The increase in other income was due to higher cash and investment balances resulting from the Company's initial public offering in September 1997 and follow-on public offering in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1998, the Company's principal sources of liquidity included $81.5 million of cash and cash equivalents and a secured $20 million revolving line of credit which expires December 2000. There were no outstanding borrowings under the line of credit as of December 31, 1998.

       Net cash used in operating activities was $4.1 million, compared to net cash provided by operating activities of $33,000 for the first six months of fiscal 1999 and 1998, respectively. The net cash used in operating activities for the first six months of fiscal 1999 was primarily attributable to the net loss for the first six months and an increase in accounts receivable and prepaid expenses and other assets, partially offset by increases in depreciation and amortization.

       Net cash used in investing activities was $10.7 million and $6.8 million for the first six months of fiscal 1999 and 1998, respectively. The increase in net cash used in investing activities related primarily to the purchase of a customer care system for $4.5 million.

       Net cash provided by financing activities was $82.5 million and $18.8 million for the first six months of fiscal 1999 and 1998, respectively. Net cash provided by financing activities for first six months of fiscal 1999 related primarily to $80.7 million of net proceeds from the Company's public offering of common stock in September 1998.

       The Company believes that existing cash balances and amounts available under its current credit facility will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

       OPERATING LOSSES; NEED TO COMMIT TO EXPENSE IN ADVANCE OF REVENUES. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding its sales efforts and operations to new geographic regions. As of December 31, 1998, the Company had an accumulated deficit of approximately $30.5 million. The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. In connection with the acquisition of each new client, the Company incurs substantial client acquisition costs, which consist primarily of sales and implementation expenses and, to a lesser extent, marketing expenses. The Company's ability to achieve profitability will depend in part upon its ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve or sustain profitability in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       INVESTMENT RISKS. The Company invests funds, including payroll tax funds transferred to it by clients, in short-term, top tier, high quality financial instruments such as overnight U.S. government direct and agency obligation repurchase agreements, commercial paper and institutional money market funds. These investments are exposed to several risks, including credit risks from the possible inability of the borrowers to meet the terms of their obligations under the financial instruments. The Company would be liable for any losses on such investments.

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

       The Company opened a satellite sales and implementation center in Newark, New Jersey in January 1999 and may open additional sales offices in the future. In addition, the Company intends to move its benefits administration center from its current location in Bellevue, Washington to another location within the Seattle area, and the Company has leased additional office space to be built adjacent to its Pleasanton headquarters. There can be no assurance that the Company will be able to establish such facilities on a timely basis. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None

ITEM 2. CHANGES IN SECURITIES

(c) On November 30, 1998, the Company issued 14,275 shares of Common Stock to SDK Inc. upon the exercise of warrants at an exercise price of $2.65 per share. On December 14, 1998, the Company issued 53,521 shares of Common Stock Coast Business Credit upon the exercise of warrants at an exercise price of $2.65 per share. The issuance of the shares of Common Stock pursuant to exercise of the warrants were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. The shares of Common Stock issued pursuant to exercise of the warrants are restricted securities.

(d) On September 19, 1997, the Company commenced an initial public offering, which consisted of 4,312,500 shares of its Common Stock (the "Offering") at $7.33 per share pursuant to a registration statement (No. 333-23189) declared effective by the Securities and Exchange Commission on September 19, 1997. As of October 1, 1998, approximately $8.7 million of the net proceeds from the Offering were invested in short-term financial instruments. From October 1, 1998 to December 31, 1998, the Company used approximately $8.5 million of these proceeds from the short-term financial instruments for working capital.

    On September 25, 1998, the Company commenced a secondary public offering (the "Secondary Offering"), which consisted of 3,191,250 shares of its Common Stock at $27.00 per share pursuant to a registration statement (No. 333-60745) declared effective by the Securities and Exchange Commission on September 25, 1998. As of December 31, 1998, approximately $80.7 million, all net proceeds from the Secondary Offering, were invested in short-term financial instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on November 12, 1998.

(b) At the Annual Meeting, the stockholders elected Thomas H. Sinton as the Class I Director to serve for a term of three years. The term of office as a director of Mr. Sinton, William T. Clifford, David C. Hodgson, Ronald W. Readmond and Thomas P. Roddy continued after the Annual Meeting.

(c) The stockholders of the Company voted on the following matters at the Annual
    Meeting:

    1.  the election of a Class I director to serve for a term of three years;

    2. an amendment to the Company's 1996 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 950,000 shares; and

    3. The ratification of the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending June 30, 1999.

Votes were cast for the election of Thomas H. Sinton as Class I director as follows:

    14,257,911 votes;
    7,259 votes withheld.

The amendment to the Company's 1996 Stock Option Plan to increase the number of shares reserved for issuance increase was approved as follows:

    11,393,336 votes for;
    882,407 votes against;
    35,551 abstentions; and
    1,953,876 broker non-votes.

The appointment of Ernst & Young LLP as auditors for fiscal year ending June 30, 1999 was approved as follows:

    14,245,708 votes for;
    15,227 votes against; and
    4,235 abstentions.

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Exhibits.

    See exhibit list following signature page.

(c) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: February 16, 1999

                                PROBUSINESS SERVICES, INC.
                                (Registrant)

                                /s/ Thomas H. Sinton
                                ------------------
                                President and Chief Executive Officer

                                /s/ Steven E. Klei
                                ---------------
                                Senior Vice President, Finance and
                                Chief Financial Officer

                               Index to Exhibits

    EXHIBIT         EXHIBIT
   FOOTNOTE         NUMBER                                         DESCRIPTION
---------------  -------------  ----------------------------------------------------------------------------------
(1)              2.1            Agreement and Plan of Reorganization, dated May 23, 1996, between Registrant and
                                Dimension Solutions.
(1)              2.2            Stock Acquisition Agreement, dated January 1, 1997 between Registrant and
                                BeneSphere Administrators, Inc.
(2)              3.1            Amended and Restated Certificate of Incorporation.
(1)              3.2            Bylaws of Registrant.
(1)              4.1            Specimen Common Stock Certificate of Registrant.
(1)              4.2            Amended and Restated Registration Rights Agreement, dated March 12, 1997, between
                                Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P.
                                and certain stockholders of Registrant.
(1)              4.3            Warrant to Purchase Stock, dated January 13, 1995, between Registrant and Silicon
                                Valley Bank and related Antidilution and Registration Rights Agreements.
(1)              4.4(a)         Warrant to Purchase Stock, dated April 30, 1996, between Registrant and Coast
                                Business Credit and related Antidilution and Registration Rights Agreement.
(1)              4.4(b)         Warrant to Purchase Stock, dated October 25, 1996, between Registrant and Coast
                                Business Credit and related Antidilution and Registration Rights Agreement.
(1)              4.5            Warrant to Purchase Series E Preferred Stock, dated July 31, 1996, between
                                Registrant and LINC Capital Management.
(1)              4.6(a)         Warrant Purchase Agreement, dated November 14, 1996, between Registrant and certain purchasers.
(1)              4.6(b)         Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between
                                Registrant and T.J. Bristow and Elizabeth S. Bristow.
(1)              4.6(c)         Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between
                                Registrant and SDK Incorporated.
(1)              4.6(d)         Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between
                                Registrant and Laurence Shushan and Magdalena Shushan.
(1)              4.7(a)         Warrant to Purchase Common Stock, dated January 7, 1997, between Registrant and
                                Louis R. Baransky.
(1)              4.7(b)         Warrant to Purchase Common Stock, dated January 7, 1997, between Registrant and
                                Ben W. Reppond.
(1)              4.8            Form of Note issued by Registrant on October 20, 1995 and December 12, 1995.
                 10.28          Sublease agreement, dated December 9, 1998, between Registrant and Maritz, Inc.
                 27.1           Financial Data Schedule.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-23189), declared effective on September 18, 1997.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-37129) filed with the Securities and Exchange Commission on October 3, 1997.