Form 10-Q
period 1999-03-31
PROBUSINESS SERVICES INC
filed 1999-05-17
CIK 1028751

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

                      FOR THE PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                           PROBUSINESS SERVICES, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      94-2976066
        (State or other jurisdiction                         (I.R.S. Employer
              of incorporation)                             Identification No.)

              4125 HOPYARD ROAD                                    94588
               PLEASANTON, CA                                   (zip code)
  (Address of principal executive offices)

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

                       Yes /X/                      No / /

    As of May 7, 1999, there were 20,893,769 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PROBUSINESS SERVICES, INC.
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------

                                             PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS (UNAUDITED):

           Condensed Balance Sheets
             March 31, 1999 and June 30, 1998...........................................................            3

           Condensed Statements of Operations
             Three and nine months ended March 31, 1999 and 1998........................................            4

           Condensed Statement of Stockholders' Equity
             Nine months ended March 31, 1999...........................................................            5

           Condensed Statements of Cash Flows
             Nine months ended March 31, 1999 and 1998..................................................            6

           Notes to Condensed Financial Statements......................................................            7

ITEM 2...  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........           10

                                              PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS............................................................................           20

ITEM 2.    CHANGES IN SECURITIES........................................................................           20

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..............................................................           20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................           20

ITEM 5.    OTHER INFORMATION............................................................................           20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................................           20

           Signatures...................................................................................           21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                           PROBUSINESS SERVICES, INC.

                            CONDENSED BALANCE SHEETS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                                     MARCH 31, 1999  JUNE 30, 1998
                                                                                     --------------  -------------
                                                      ASSETS

Current Assets:
  Cash and cash equivalents........................................................    $   80,969     $    13,771
  Accounts receivable, net of allowance............................................         3,328           2,612
  Prepaid expenses and other current assets........................................         3,725           2,122
                                                                                     --------------  -------------
                                                                                           88,022          18,505

  Payroll tax funds invested.......................................................       648,902         332,667
                                                                                     --------------  -------------
    Total current assets...........................................................       736,924         351,172

Equipment, furniture and fixtures, net.............................................        23,889          13,958
Other assets.......................................................................        14,053          10,879
                                                                                     --------------  -------------
    Total assets...................................................................    $  774,866     $   376,009
                                                                                     --------------  -------------
                                                                                     --------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, accrued liabilities, current portion of capital lease
    obligations and deferred revenue...............................................    $   20,756     $    15,182
  Payroll tax funds collected but unremitted.......................................       648,902         332,667
                                                                                     --------------  -------------
    Total current liabilities......................................................       669,658         347,849

Capital lease obligations, less current portion....................................           897           1,414
Stockholders' equity...............................................................       104,311          26,746
                                                                                     --------------  -------------
    Total liabilities and stockholders' equity.....................................    $  774,866     $   376,009
                                                                                     --------------  -------------
                                                                                     --------------  -------------

                  See notes to condensed financial statements.

                           PROBUSINESS SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                             MARCH 31,             MARCH 31,
                                                                        --------------------  --------------------
                                                                          1999       1998       1999       1998
                                                                        ---------  ---------  ---------  ---------
Revenue...............................................................  $  19,869  $  13,611  $  50,126  $  33,163
Operating expenses:
  Cost of providing services..........................................      9,113      6,424     25,057     17,215
  General and administrative..........................................      2,567      1,693      7,464      5,061
  Research and development............................................      1,506      1,213      4,298      3,343
  Client acquisition costs............................................      8,100      5,569     20,625     13,639
                                                                        ---------  ---------  ---------  ---------
Total operating expenses..............................................     21,286     14,899     57,444     39,258

Loss from operations..................................................     (1,417)    (1,288)    (7,318)    (6,095)
Interest expense......................................................       (288)       (87)      (718)      (461)
Other income..........................................................      1,049        242      2,308        502
                                                                        ---------  ---------  ---------  ---------

Net loss..............................................................  $    (656) $  (1,133) $  (5,728) $  (6,054)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Basic and diluted net loss per share..................................  $   (0.03) $   (0.07) $   (0.29)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
Shares used in computing basic and diluted
  net loss per share..................................................     20,826     16,800     19,558
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
Pro forma net loss per share..........................................                                   $   (0.40)
                                                                                                         ---------
                                                                                                         ---------

Shares used in computing pro forma net loss per share.................                                      15,298
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

                           PROBUSINESS SERVICES, INC.

                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                   UNAUDITED

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          COMMON STOCK
                                              -------------------------------------                   NOTES
                                                                         ADDITIONAL                 RECEIVABLE      TOTAL
                                                                          PAID-IN    ACCUMULATED       FROM      STOCKHOLDERS'
                                                 SHARES       AMOUNT      CAPITAL      DEFICIT     STOCKHOLDERS     EQUITY
                                              ------------  -----------  ----------  ------------  ------------  ------------
Balances at June 30, 1998...................    17,114,855   $      17   $   53,286   $  (25,469)   $   (1,088)   $   26,746

Issuance of common stock in connection with
  public offering, net of offering costs....     3,191,250           3       80,708           --            --        80,711

Excercise of warrants.......................       142,796          --          450           --            --           450

Excercise of stock options..................       242,397          --          676           --            --           676

Issuance of stock under the employee stock
  purchase plan.............................       188,549          --        1,303           --            --         1,303

Payment of notes recievable from
  stockholders..............................            --          --           --           --           153           153

Net loss....................................            --          --           --       (5,728)           --        (5,728)
                                              ------------         ---   ----------  ------------  ------------  ------------
Balances at March 31, 1999..................    20,879,847   $      20   $  136,423   $  (31,197)   $     (935)   $  104,311
                                              ------------         ---   ----------  ------------  ------------  ------------
                                              ------------         ---   ----------  ------------  ------------  ------------

                  See notes to condensed financial statements.

                           PROBUSINESS SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
OPERATING ACTIVITIES
Net loss..................................................................................  $   (5,728) $   (6,054)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization.........................................................       5,109       3,223
    Changes in operating assets and liabilities:
      Accounts receivable, net............................................................        (716)        137
      Prepaid expenses and other current assets...........................................      (1,603)     (2,226)
      Other assets........................................................................      (1,336)       (622)
      Accounts payable, accrued liabilities, and deferred revenue.........................       4,474       6,543
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................         200       1,001
                                                                                            ----------  ----------

INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures............................................     (12,462)     (6,821)
Capitalization of software development costs..............................................      (3,145)     (2,640)
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................     (15,607)     (9,461)
                                                                                            ----------  ----------

FINANCING ACTIVITIES
Borrowings under line of credit agreements................................................          --       6,874
Repayments of borrowings under line of credit agreements..................................          --     (11,632)
Repayments under subordinated debt........................................................          --      (3,909)
Repayments under note payable to stockholder..............................................          --        (250)
Repayment of notes receivable from stockholder............................................         153          --
Principal payments on capital lease obligations...........................................        (688)       (566)
Proceeds from issuance of common stock....................................................      83,140      28,140
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................      82,605      18,657
                                                                                            ----------  ----------

Net increase in cash and cash equivalents.................................................      67,198      10,197

Cash and cash equivalents, beginning of period............................................      13,771       5,047
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $   80,969  $   15,244
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest..................................................  $      221  $      456
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Purchases of equipment under capital lease obligations....................................  $    1,271  $       --
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

    In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any future periods.

BASIC AND DILUTED NET LOSS PER SHARE (HISTORICAL AND PRO FORMA)

    Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

    Pro forma net loss per share has been computed as described above and also gives effect, under SEC guidance, to the conversion of preferred stock to common stock not included above that automatically converted upon completion of the Company's initial public offering, using the if-converted method.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Adoption of FAS 130 is required in fiscal 1999. Adoption of FAS 130 did not have a material effect on the Company's financial position, results of operations or cash flows.

    In June 1997, the FASB issued FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the reporting of information about operating segments and related disclosures about products and services, geographic areas, and major customers. Adoption of FAS 131 will be required in fiscal 1999 and require interim disclosures beginning in

                           PROBUSINESS SERVICES, INC.

1. ACCOUNTING POLICIES (CONTINUED)
fiscal 2000. The Company has not reached a conclusion as to the appropriate segments, if any, it will be required to report to comply with the provisions of FAS 131. Adoption of FAS 131 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

    In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company is required to adopt FAS 133 in fiscal 2000. FAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not yet determined the effect of FAS 133 on the operations and financial position of the Company.

2. LINE OF CREDIT AGREEMENT

    At March 31, 1999, the Company has a line of credit agreement with a financial institution. The agreement provides for borrowings that are limited to the lesser of $20,000,000, or the sum of five times the Company's average monthly net collections, as defined in the agreement, plus the lesser of five times the Company's average monthly collections of the interest on tax investment funds as defined in the agreement or $5,000,000, plus $1,500,000. At March 31, 1999, no borrowings were outstanding under the agreement and the amount available for borrowing under the agreement was approximately $20,000,000. The agreement expires on December 31, 2000, and is subject to automatic and continuous renewal unless termination notice is given by either party in accordance with the agreement.

3. INTEREST RATE MANAGEMENT

    The Company has entered into various interest rate swap agreements with a financial institution. These agreements, with fixed interest rates between 4.759% and 5.905%, each have a term of two years, one of which has a cancellation option after one year, and expire at various dates through December 2000. Interest is paid or received based upon the difference in the fixed interest rate and the contractual floating rate option times the contractual notional balance. The actual notional balance varies on a monthly basis due to fluctuations in projected holdings of collected but unremitted payroll tax funds. The average monthly notional balance for the remaining term of the agreements is $284,590,000. The agreements require collateral if interest rates increase and certain other conditions are met as defined in the agreements. At March 31, 1999, no collateral was required.

4. STOCKHOLDER'S EQUITY

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

STOCK SPLIT

    On July 23, 1998, the Board of Directors approved a three-for-two stock split of its $.001 par value common stock in the form of a stock dividend to stockholders of record as of July 31, 1998. All references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock reflect the effect of the stock split.

                           PROBUSINESS SERVICES, INC.

4. STOCKHOLDER'S EQUITY (CONTINUED)
SUBSEQUENT EVENTS

    On April 27, 1999, the Company acquired Conduit Software, a leading provider of employee relationship management applications. Under the terms of the agreement, the Company issued approximately 1.8 million shares of common stock in the acquisition, which will be accounted for under the pooling-of-interests method of accounting. The Company anticipates it will record one-time charges in connection with the acquisition of approximately $3.5 million in the fourth quarter of fiscal 1999.

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

    The Company derives its revenue from fees charged to clients for services and income earned from investing payroll tax funds. Since 1994, the Company has experienced significant growth of its revenue, client base and average client size. Revenue increased from $13.9 million in fiscal 1996 to $46.3 million in fiscal 1998. From March 31, 1997 to March 31, 1999, the client base for payroll processing services increased from approximately 320 to approximately 550 clients, while the average size of the Company's payroll clients increased from approximately 900 employees to approximately 1,400 employees. As of March 31, 1999, the Company provided services to approximately 1,750 clients. The Company's revenue growth is primarily due to continued growth in its client base, the introduction of its payroll tax service in fiscal 1996, an increase in the average size of its clients, the introduction of new features and other services, and a high retention rate of existing payroll clients (approximately 92% for fiscal 1998). The Company does not anticipate it will sustain this rate of growth in the future.

    The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development, costs associated with expanding its sales efforts and operations to new geographic regions. As of March 31, 1999, the Company had an accumulated deficit of approximately $31.2 million. There can be no assurance that the Company will achieve or sustain profitability in the future.

    The Company's cost of providing services consists primarily of ongoing account management, tax and benefits administration operations and production costs. General and administrative expenses consist primarily of personnel costs associated with finance, corporate services and information technology, professional fees, and other overhead costs for finance and corporate services. Research and development expenses consist primarily of personnel costs. Client acquisition costs consist of sales and implementation expenses and, to a lesser extent, technical support and marketing expenses.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

                                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                              MARCH 31,                 MARCH 31,
                                                                       ------------------------  ------------------------
                                                                          1999         1998         1999         1998
                                                                       -----------  -----------  -----------  -----------
STATEMENTS OF OPERATIONS DATA:
Revenue..............................................................       100.0%       100.0%       100.0%       100.0%
Operating expenses:
  Cost of providing services.........................................        45.9%        47.2%        50.0%        51.9%
  General and administrative.........................................        12.8%        12.5%        14.9%        15.3%
  Research and development...........................................         7.6%         8.9%         8.6%        10.1%
  Client acquisition costs...........................................        40.8%        40.9%        41.1%        41.1%
                                                                            -----        -----        -----        -----
Total operating expenses.............................................       107.1%       109.5%       114.6%       118.4%
Loss from operations.................................................        (7.1)%       (9.5)%      (14.6)%      (18.4)%
Interest expense.....................................................        (1.5)%       (0.6)%       (1.4)%       (1.4)%
Other income.........................................................         5.3%         1.8%         4.6%         1.5%
                                                                            -----        -----        -----        -----
Net loss.............................................................        (3.3)%       (8.3)%      (11.4)%      (18.3)%
                                                                            -----        -----        -----        -----
                                                                            -----        -----        -----        -----

    REVENUE. Revenue increased 46.0% in the third quarter and 51.2% in the first nine months of fiscal 1999, when compared with the same periods of fiscal 1998, primarily due to increases in the number and average size of the Company's payroll and tax clients. Interest income earned on payroll tax funds invested was $6.5 million and $13.4 million for the third quarter and for the first nine months of fiscal 1999, respectively, and $3.9 million and $7.8 million for the same periods of fiscal 1998. The increases were primarily due to the addition of new clients which resulted in an increase in the average daily payroll tax fund balances.

    COST OF PROVIDING SERVICES. Cost of providing services increased 41.9% in the third quarter and 45.5% for the first nine months of fiscal 1999 when compared with the same periods of fiscal 1998 and decreased as a percentage of revenue to 45.9% and 50.0% in the third quarter and for the first nine months of fiscal 1999, respectively, when compared with the same periods of fiscal 1998. The increases in absolute dollars were primarily due to increased personnel in operations such as account management and production resulting from an increase in client base, production expenses related to an increase in the number of payroll clients, and to a lesser extent, increases in personnel expenses related to the Company's payroll tax service.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 51.6% in the third quarter and 47.5% for the first nine months of fiscal 1999 when compared with the same periods of fiscal 1998 and increased as a percentage of revenue to 12.8% in the third quarter and decreased as a percentage of revenue to 14.9% for the first nine months compared with the same periods of fiscal 1998. The increases in absolute dollars were primarily due to our increased investment in the Company's information technology infrastructure and the hiring of additional management and administrative personnel to support the Company's growth.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 24.2% in third quarter and 28.6% for the first nine months of fiscal 1999 when compared with the same periods of fiscal 1998 and decreased as a percentage of revenue to 7.6% and 8.6% in the third quarter and for the first nine months of fiscal 1999, respectively, when compared with the same periods of fiscal 1998. The increases in absolute dollars were primarily a result of increases in personnel to develop enhancements and new features to the Company's existing services. The decreases as a percentage of revenue are a result of higher revenue. Capitalized software development costs were $1.1 million and $938,000 for the third quarter of fiscal 1999 and 1998, respectively and $3.1 million and $2.6 million for the first nine months of fiscal 1999 and 1998, respectively.

    CLIENT ACQUISITION COSTS. Client acquisition costs increased 45.4% in third quarter and 51.2% for the first nine months of fiscal 1999 when compared with the same periods of fiscal 1998 and decreased as a percentage of revenue to 40.8% in the third quarter and remained unchanged at 41.1% for the first nine months of fiscal 1999 when compared with the same periods of fiscal 1998. The increases in absolute dollars were primarily due to the expanded sales and implementation force for payroll and national tax services and to a lesser extent expenses related to technical support services.

    INTEREST EXPENSE. Interest expense increased 231% in third quarter and 55.7% for the first nine months of fiscal 1999 when compared with the same periods of fiscal 1998 and increased as a percentage of revenue to 1.5% in the third quarter and remained unchanged at 1.4% for the first nine of fiscal 1999 compared with the same periods of fiscal 1998. The increases in absolute dollars were primarily attributable to increased bank fees resulting from increased cash balances and investments.

    OTHER INCOME. Other income increased as a percentage of revenue to 5.3% and 4.6% in third quarter and for the first nine months of fiscal 1999, respectively, compared to the same periods of fiscal 1998. The increases in other income were due to higher cash and investment balances resulting from the Company's initial public offering in September 1997 and follow-on public offering in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1999, the Company's principal sources of liquidity included $81 million of cash and cash equivalents and a secured $20 million revolving line of credit which expires in December 2000. There were no outstanding borrowings under the line of credit as of March 31, 1999.

    Net cash provided by operating activities was $200,000, and $1.0 million for the first nine months of fiscal 1999 and 1998, respectively. The net cash provided by operating activities for the first nine months of fiscal 1999 was primarily attributable to an increase in depreciation and amortization and increases in accounts payable, accrued liabilities and deferred revenue, offset by the net loss for the first nine months and increases accounts receivable, prepaid expenses and other assets.

    Net cash used in investing activities was $15.6 million and $9.5 million for the first nine months of fiscal 1999 and 1998, respectively. The increase in net cash used in investing activities related primarily to $5.8 million used to purchase a customer care system.

    Net cash provided by financing activities was $82.6 million and $18.7 million for the first nine months of fiscal 1999 and 1998, respectively. Net cash provided by financing activities for first nine months of fiscal 1999 related primarily to $80.7 million of net proceeds from the Company's follow-on public offering of common stock in September 1998.

    The Company believes that existing cash balances, amounts available under its current credit facility and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    OPERATING LOSSES; NEED TO COMMIT TO EXPENSE IN ADVANCE OF REVENUES. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding its sales efforts and operations to new geographic regions. As of March 31, 1999, the Company had an accumulated deficit of approximately $31.2 million. The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. In connection with the acquisition of each new client, the

Company incurs substantial client acquisition costs, which consist primarily of sales and implementation expenses and, to a lesser extent, marketing expenses. The Company's ability to achieve profitability will depend in part upon its ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve or sustain profitability in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    RISKS ASSOCIATED WITH STRATEGIC ACQUISITIONS AND INVESTMENTS. In April 1999, the Company acquired Conduit Software ("Conduit"), a leading provider of Employee Relationship Management applications, in a transaction accounted for using the pooling of interests method of accounting. There can be no assurance that this acquisition will be completed or that, if completed, will be effectively assimilated into the Company's business. The integration of Conduit will place a burden on the Company's management. Such integration is subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, the difficulty associated with assimilating the personnel and operations of the acquired company, the potential disruption of the Company's ongoing business, the maintenance of uniform standards, controls, procedures and policies, and the impairment of the Company's reputation and relationships with employees and clients. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with its acquisition of Conduit.

    The Company has no other current agreements or negotiations underway other than those described above with respect to any acquisition of, or investment in, businesses that provide complementary services or technologies to those of the Company. The Company has in the past and intends in the future to make additional acquisitions of, and investments in, such businesses. In addition, future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. Furthermore, there can be no assurance that any strategic acquisition or investment will succeed. Any future acquisitions or investments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company opened a satellite sales and implementation center in New Jersey in January 1999 and may open additional sales offices in the future. In May 1999, the Company moved into an additional leased office space built adjacent to its Pleasanton headquarters and moved its benefits administration center from its current location in Bellevue, Washington to a new location there. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    YEAR 2000. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in 2000, these date code fields will need to accept four-digit entries in order to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies will need to be upgraded to comply with Year 2000 ("Y2K") requirements by the end of 1999. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues. To address this issue we have a Y2K project team to try to ensure that the daily operations and functionality of the Company will not be adversely affected by the Y2K issue.

    The Company believes that software applications used for providing payroll, tax and HR services at the Company are Y2K compliant. Clients representing over 90% of the Company's revenue are currently processing on the Company's Y2K compliant applications. All clients are expected to be processing on the Company's Y2K compliant applications by fall of 1999. There can be no assurance that Y2K errors or defects will not be discovered in the Company's current and future products.

    The Company has engaged a representative sample of its client base to participate in the application testing process and validate the output; however, the Company is not assessing the Y2K compliance of its clients' systems or the possible effects on its operations of the Y2K compliance of its clients' systems.

    The Company is in the process of assessing Y2K compliance status with regards to its internally developed software, third party software, hardware, facilities, vendors and suppliers. All remediation efforts related to mission critical software, hardware, vendors, suppliers and facilities are expected to be completed by fall of 1999. The Company's reliance on third party suppliers and subcontractors, and therefore, on the proper functioning of their information systems and software, means that failure by such suppliers and subcontractors to address Y2K issues could have a material adverse effect on the Company's business, financial condition and results of operations.

    Our Y2K compliance is dependent on key third parties also being Y2K compliant on a timely basis; we cannot assure that the systems of certain of our key third parties (for example, phone service providers, banks, etc.), upon which we rely, will be converted in a timely manner, or that their failure to convert would not have an adverse effect on our systems. In a worst-case scenario, if one or more of our significant systems or key third parties were not Y2K compliant by the end of 1999 this could potentially delay both clients' payroll processing and transmission of tax payments to the local, state or federal tax authorities. Failure by the Company to process payroll timely or make timely or accurate tax return filings or pay tax liabilities when due on behalf of clients may damage the Company's reputation and could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has a disaster recovery plan in place in case of an event (including disruption due to Y2K issues) that may affect our mission critical operations. Like other businesses, many of our business processes are dependent upon third-party providers. We have contracts in place with alternative vendors for mission critical suppliers such as telecommunications, delivery services and production supplies. In addition, the Company maintains a back-up generator in case of disruption of electrical service and multiple fuel suppliers have been contracted. There can be no assurance that the disaster recovery plans in place will be adequate.

    The costs for Y2K compliance have not been specifically identified within the Company. However, the costs associated with Y2K compliance have not been, and are not expected to be, material to our operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

(d) On September 19, 1997, the Company commenced an initial public offering, which consisted of 4,312,500 shares of its Common Stock (the "Offering") at $7.33 per share pursuant to a registration statement (No. 333-23189) declared effective by the Securities and Exchange Commission on September 19, 1997. As of January 1, 1999, approximately $200,000 of the net proceeds from the Offering were invested in short-term financial instruments. From January 1, 1999 to March 31, 1999, the Company used all of these proceeds from the short-term financial instruments for working capital.

    On September 25, 1998, the Company commenced a secondary public offering (the "Secondary Offering"), which consisted of 3,191,250 shares of its Common Stock at $27.00 per share pursuant to a registration statement (No. 333-60745) declared effective by the Securities and Exchange Commission on September 25, 1998. As of January 1, 1999, approximately $80.7 million, all of the net proceeds from the Secondary Offering, were invested in short-term financial instruments. At March 31, 1999, all of the net offering proceeds from the Secondary Offering were invested in short-term financial instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Exhibits.

    See exhibit list following signature page.

(c) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: May 17, 1999

                                        PROBUSINESS SERVICES, INC.
                                               (REGISTRANT)

                                           /s/ THOMAS H. SINTON
                                ------------------------------------------
                                             Thomas H. Sinton
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                            /s/ STEVEN E. KLEI
                                ------------------------------------------
                                              Steven E. Klei
                                    SENIOR VICE PRESIDENT, FINANCE AND
                                         CHIEF FINANCIAL OFFICER