Form 10-K
period 1999-08-28
PROBUSINESS SERVICES INC
filed 1999-09-29
CIK 1028751

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                             ---------------------

                           PROBUSINESS SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                          ON WHICH REGISTERED
- -----------------------------------------------------------  -----------------------------------------------------------
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

                           YES /X/            NO / /

    As of September 10, 1999, there were 22,984,603 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1999 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders to be held November 18, 1999 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           PROBUSINESS SERVICES, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I

Item 1.    Business....................................................................          3

Item 2.    Properties..................................................................          8

Item 3.    Legal Proceedings...........................................................          9

Item 4.    Submission of Matters to a Vote of Security Holders.........................          9

PART II

Item 5.    Market for Registrant's Equity and Related Stockholder Matters..............          9

Item 6.    Selected Financial Data.....................................................         10

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................         10

Item 8.    Financial Statements and Supplementary Data.................................         10

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................         10

PART III

Item 10.   Directors and Executive Officers of the Company.............................         11

Item 11.   Executive Compensation......................................................         13

Item 12.   Security Ownership of Certain Beneficial Owners and Management..............         13

Item 13.   Certain Relationships and Related Matters...................................         13

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8K.............         15

Signatures.............................................................................         16

                           PROBUSINESS SERVICES, INC.
                                    PART I.

    THE FOLLOWING REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE SET FORTH IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ON PAGE 2 OF EXHIBIT 13.1 HERETO.

ITEM 1. BUSINESS

OVERVIEW

    ProBusiness is a leading provider of employee outsourced administrative services for large employers. The Company's primary service offerings are payroll processing, payroll tax filing, benefits administrative services, human resources software and self-service applications. The Company's proprietary PC-based payroll system offers the cost-effective benefits of outsourcing and high levels of client service, while providing the flexibility, control, customization and integration of an in-house system. As of June 30, 1999, the Company provided services to approximately 1,750 clients. As of June 30, 1999, the Company provided payroll processing services to approximately 560 clients with an aggregate of approximately 840,000 active employees and an average of approximately 1,500 employees. For the quarter ended June 30, 1999, the Company processed 5.8 million checks for the Company's payroll clients. In addition to providing tax filing services for its payroll clients, as of June 30, 1999 the Company provided national tax filing services to 119 clients with an aggregate of approximately 1.7 million employees and an average of more than 14,400 employees.

    The Company differentiates itself from its competitors through its proprietary PC-based technology, high quality, responsive and professional client service and focus on the needs of large employers. ProBusiness develops a business partnership with each client by assessing each client's payroll processing needs, reengineering and designing the client's payroll systems and processes and implementing a cost-effective solution. The Company maintains an ongoing relationship with each client using a strategic team of specialists led by a personal account manager who proactively manages each client's account and marshals the resources of the team to meet the client's specific needs. ProBusiness maintains a low client-to-account manager ratio to offer clients accessible and responsive account management. The Company believes that its low client-to-account manager ratio and its focus on client service are key factors in enabling the Company to achieve a high payroll client retention rate, which was approximately 90% for fiscal 1999.

    The Company provides large employers with the cost-effective benefits of outsourcing and high levels of client service, while providing the flexibility, system control, customization and integration of an in-house system. The Company combines its PC-based technology and personalized client service to provide a broad range of service offerings, including payroll processing, payroll tax filing, benefits administrative services, human resources software and self-service applications.

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

SERVICE OFFERINGS

    The Company provides a broad range of employee administrative services, including payroll processing, tax filing, benefits administrative services, human resources software and self-service applications. The Company intends to expand its service offerings through future acquisitions, alliances and investments and to develop enhancements to its existing services internally.

PAYROLL PROCESSING

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

PAYROLL TAX FILING

    The Company collects contributed employer and employee tax funds from clients, deposits such funds with tax authorities when due, files all tax returns and reconciles the client's account. The Company will also represent the client before tax authorities in disputes or inquiries. Substantially all existing payroll clients utilize the Company's payroll tax service. In addition, as of June 30, 1999, the Company provided national tax services to 119 clients with an aggregate of more than 1.7 million employees and an average of more than 14,400 employees.

ADMINISTRATIVE SERVICES

    The Company's benefits administrative services include flexible benefits enrollment and processing, COBRA administration and consolidated billing and eligibility tracking. Employees can enroll in and choose their flexible spending benefits through traditional paper-based forms or through Internet-accessible enrollment sites using the Company's Enrollnet-TM- service.

HUMAN RESOURCES SOFTWARE

    The Company's human resources software tracks and reports general employee information, including compensation, benefits, skills, performance, training, job titles and medical history. For clients that also use the Company's payroll service, the human resources data can be transferred to the payroll services system, thus eliminating the need for duplicate data entry.

SELF-SERVICE APPLICATIONS

    The Company's self-service applications provide employers with a complete range of employee relationship management applications. Employers have a web-based tool to facilitate HR and payroll processes and to empower employees with self-directed administration services.

    The Company continually evaluates the addition of add-on service offerings to expand the breadth of its solution through alliances, acquisitions or internal development. Such additional services include administrative services related to time and attendance, travel and entertainment, unemployment insurance and 401(k) plans.

CLIENT SERVICE

    The Company believes that its focus and dedication to providing high levels of client service is a competitive advantage in the large employer market. ProBusiness develops a business partnership with each client by assessing each client's payroll processing needs, reengineering and designing the client's payroll system and process and implementing a value-added solution. The Company maintains an ongoing relationship with each client using a strategic team that includes a sales representative, a sales analyst, an implementation manager, an account manager and numerous functional, regulatory and technical support specialists. The Company intends to continue providing its clients with a high level of service by hiring professionals who are experienced in their fields. Most service personnel have experience in payroll, accounting, human resources or financial services industries, and many hold Certified Public Accountant or Certified Payroll Professional accreditation.

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

SALES

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

IMPLEMENTATION

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

ACCOUNT MANAGEMENT

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

SUPPORT SPECIALIST

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

CLIENTS

    The Company targets large companies with complex and changing business needs in diverse industries. As of June 30, 1999, the Company provided services to approximately 1,750 clients. Of these clients, approximately 560 were payroll processing clients, with an aggregate of approximately 848,000 active employees and an average of approximately 1,500 employees. For the quarter ended June 30, 1999, the Company processed 5.8 million payroll checks for the Company's payroll clients. The Company began providing national tax filing services to clients in 1996 and, as of June 30, 1999, provided these services to 119 clients with an aggregate of more than 1.7 million employees and an average of more than 14,400 employees. Substantially all existing payroll clients utilize the Company's payroll tax filing service. For fiscal 1999, no client accounted for more than 3% of the Company's revenue.

    The Company believes that its low client-to-account manager ratio and its focus on client service are key factors in enabling the Company to achieve a high payroll client retention rate, which was approximately 90% for fiscal 1999. Historically, the Company's client retention rates have been negatively impacted primarily due to clients ceasing to use the Company's services following a merger or sale of the client. The Company does not have long-term contracts with its clients, and the Company's existing contracts do not have significant penalties for cancellation.

SALES AND MARKETING

    The Company employs a direct sales force to gain new payroll and payroll tax clients and increase the number of services provided to existing clients. The Company currently targets large employers through direct marketing, trade shows and active participation in local chapters of the American Payroll Association. The Company uses a team selling approach, whereby sales analysts and sales representatives collaborate to assess a potential client's needs and develop a cost-effective solution. The payroll sales cycle typically ranges from three to twelve months or longer. The Company primarily utilizes insurance brokers to attract new administrative services clients.

    The Company seeks to attract and retain experienced industry sales representatives. The Company believes that its long-term competitiveness depends on increasing further its national presence. The Company believes that continuing to add direct sales representatives in major metropolitan areas throughout the United States is the most effective means of increasing its national client base. Over the past two years, the Company has added sales and implementation representatives covering major metropolitan areas, including Atlanta, Chicago, Dallas, New York and Seattle. To support its sales growth in the eastern United States, the Company opened a satellite sales and implementation center in New Jersey during the first quarter of calendar 1999.

    The Company's marketing department provides support materials and marketing communications to sales representatives, promotes public relations, conducts direct mail campaigns, manages trade show participation, and develops and manages its corporate Web site.

    As part of its strategy to provide a comprehensive suite of employee administrative services, the Company has recently entered into strategic alliances with two industry leaders. The Company has formed an alliance with Oracle to provide full connectivity between the Company's payroll and payroll tax solution and Oracle's human resources applications programs. The Company has also formed an alliance to provide services to clients jointly with Sheakly UniService, a leading provider of unemployment cost control services.

RESEARCH AND DEVELOPMENT

    The Company intends to continue investing substantial resources to further develop a comprehensive and fully integrated suite of employee administrative services and extend the functionality of its proprietary payroll processing systems. For example, the Company is developing a new suite of online self-service administrative services applications accessible through the Internet that enable clients' employees to view paychecks as well as other compensation and benefits data. In addition, the Company expects to introduce an integrated payroll and human resources system utilizing client/server technology that will run on Windows 95, Windows 98 and Windows NT.

    The foregoing information contains forward-looking statements that involve risks and uncertainties. Actual events could differ materially from those anticipated in these forward-looking statements, as a result of certain factors including those discussed in the paragraph below.

COMPETITION

    The market for the Company's services is intensely competitive, subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. The Company primarily competes with several public and private payroll service providers such as Automatic Data Processing, Inc., Ceridian Corporation and Paychex, Inc., as well as smaller, regional competitors. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than the Company. In addition, certain of these companies offer more services or features than the Company and have processing facilities located throughout the United States. The Company also competes with in-house employee services departments and, to a lesser extent, banks and local payroll companies. With respect to benefits administration services, the Company competes with insurance companies, benefits consultants and other local benefits outsourcing companies. The Company may also compete with marketers of related products and services that may offer payroll or administrative services in the future. The Company has experienced, and expects to continue to experience, competition from new entrants into its markets. Increased competition could result in pricing pressures, loss of market share and loss of clients, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

    As of June 30, 1999, the Company had approximately 790 full-time employees. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

    The Company's headquarters are located in Pleasanton, California and consist of approximately 130,000 square feet of office space leased through September 2008. The Company has signed a lease through April 2015 for a building adjacent to its headquarters which consists of approximately 76,000 square feet of office space. The Company also has a sales, implementation and production facility and a back-up payroll facility in Irvine, California, where it leases approximately 14,000 square feet under a lease which terminates May 2002. In addition, the Company has a sales office in Kettering, Ohio pursuant to a lease which terminates in September 2000. The Company opened a satellite sales and implementation center in Bridgewater, New Jersey, where it leases approximately 8,000 square feet of office space through April 2001.

    The Company's administrative services processing operations are located in Bothell, Washington, where the Company leases approximately 30,000 square feet under a lease that will terminate in May 2006.

    The Company's employee self service center is located in Norcross, Georgia, where the Company leases approximately 15,000 square feet through June 2001.

    The Company believes that its existing facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1999.

                                    PART II.

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

                                                                               HIGH        LOW
                                                                             ---------  ---------
FISCAL 1998:
First Quarter (from September 19, 1997)....................................  $   12.92  $    7.67
Second Quarter.............................................................  $   15.33  $   12.08
Third Quarter..............................................................  $   20.00  $   14.00
Fourth Quarter.............................................................  $   32.58  $   17.33

FISCAL 1999:
First Quarter..............................................................  $   43.13  $   22.38
Second Quarter.............................................................  $   47.50  $   27.25
Third Quarter..............................................................  $   44.75  $   29.75
Fourth Quarter.............................................................  $   42.00  $   24.50

    On September 13, 1999, there were 5,265 beneficial holders of record of the Company's Common Stock. The last reported sale price per share of the Common Stock on September 23, 1999 on the Nasdaq National Market was $27.375.

    (b) On September 25, 1998, the Company commenced a secondary public offering (the "Secondary Offering"), which consisted of 3,191,250 shares of its Common Stock at $27.00 per share pursuant to a registration statement (No. 333-60745) declared effective by the Securities and Exchange Commission on September 25, 1998. As of April 1, 1999, $80.7 million, all of the Company's net proceeds from the offering were invested in short-term financial instruments. During the period April 1, 1999 to June 30, 1999 approximately $7.1 million of the proceeds was used for working capital. At July 1, 1999, approximately $73.6 million of the net offering proceeds from the Secondary Offering were invested in short-term financial instruments.

ITEM 6. SELECTED FINANCIAL DATA

                                                           1995        1996        1997        1998        1999
                                                         ---------  ----------  ----------  ----------  ----------
Revenue................................................  $   7,095  $   14,098  $   27,675  $   46,534  $   70,145
Loss from operations...................................  $    (893) $   (2,820) $   (7,495) $   (9,984) $  (18,393)**
Net loss...............................................  $    (979) $   (3,238) $   (8,643) $   (9,840) $  (16,109)
Gross margin...........................................  $   4,392  $    7,509  $   13,763  $   22,484  $   35,636
Operating profit before client acquisition and merger
  costs................................................  $   2,050  $    3,453  $    4,757  $    8,836  $   14,969
Net loss per share*....................................                         $    (0.78) $    (0.60) $    (0.77)
Shares used in computing basic and diluted net loss per
  share*...............................................                             11,079      16,535      21,033
Total assets...........................................  $   4,134  $  118,036  $  201,499  $  377,475  $  710,424
Payroll tax funds......................................         --  $  106,339  $  177,626  $  332,667  $  580,452

- ------------------------

*   Amounts are pro forma for 1997 and 1998.

** Loss includes a $3.5 million charge for merger related costs. (See Note 11 of Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required is set forth in the Company's Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required are identified in Item 14(a), and are set forth in the Company's Annual Report and incorporated herein by reference. Supplementary data required is set forth in the Company's Annual Report under "Quarterly Financial Data (Unaudited)" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no change in accountants or reported disagreements on accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers and directors of the Company as of August 1, 1999.

NAME                                            AGE                                 POSITION
- ------------------------------------------      ---      ---------------------------------------------------------------
Thomas H. Sinton..........................          51   Chairman of the Board, President, Chief Executive Officer,
                                                           Director

Jeffrey M. Bizzack........................          39   Senior Vice President, Sales

Jerry W. Blalock..........................          50   Senior Vice President, Operations and Group General Manager

Leslie A. Johnson.........................          50   Senior Vice President, Client Services and Chief Service
                                                           Officer

Steven E. Klei............................          39   Senior Vice President, Finance, Chief Financial Officer and
                                                           Secretary

Robert E. Schneider.......................          41   Senior Vice President, Product Development and Chief Technical
                                                           Officer

William T. Clifford(1)....................          53   Director

David C. Hodgson(2).......................          42   Director

Ronald W. Readmond(1)(2)..................          56   Director

Thomas P. Roddy(1)........................          64   Director

- ------------------------

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

    MR. BLALOCK has served as Senior Vice President, Operations and General Group Manager of the Company since August 1999 and as Senior Vice President and General Manager, Payroll and Tax from August 1998 to August 1999. From October 1996 to August 1998, Mr. Blalock served as Vice President and Regional General Manager for Anacomp Corporation, a provider of document imaging services. From January 1995 to October 1996 Mr. Blalock served as president and founder of the Axion Group, a provider of resume scanning services. From March 1992 to December 1994 Mr. Blalock served as Divisional President of Delphi Information Systems, a provider of automation systems to property and casualty insurers. Mr. Blalock attended the University of La Verne.

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

    MR. CLIFFORD has served as a Director of the Company since August 1997. Mr. Clifford has served as the Chief Executive Officer of Gartner Group, Inc. since January 1999 and as the President of Gartner Group, Inc. since October 1997. From April 1995 to January 1999, he was the Chief Operating Officer of Gartner Group, Inc., and from October 1993 to September 1997, he was Executive Vice President, Operations of Gartner Group, Inc. From December 1988 to October 1993, Mr. Clifford held various positions at Automatic Data Processing, Inc., including President of National Accounts and Corporate Vice President, Information Services. Mr. Clifford holds a B.A. degree in Economics from the University of Connecticut.

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

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all forms they file. Based solely on its review of the copies of such forms received by the Company and written representations from certain reporting persons, the Company believes that, during fiscal 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

    The information required is set forth in the Company's definitive Proxy Statement in the sections entitled "Executive Officer Compensation" and "Election of Class II Directors" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP

    The information required is set forth in the Company's definitive Proxy Statement in the section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On December 5, 1996, the Company loaned $544,000 under a full recourse note agreement at an interest rate of 6.31% per year to Robert E. Schneider, an officer of the Company, to permit Mr. Schneider to exercise options to purchase Common Stock of the Company. All principal and interest is due December 5, 2000. As of June 30, 1999, Mr. Schneider had not paid any amount on the note.

    On January 31, 1997, the Company loaned $250,000 under a full recourse note agreement at an interest rate of 6.1% per year to Jeffrey M. Bizzack, an officer of the Company, to permit Mr. Bizzack to purchase a residence. Accrued interest must be paid on a monthly basis beginning two years from the date of the note. All principal and accrued but unpaid interest is due January 31, 2001 unless Mr. Bizzack's employment with the Company terminates, in which case, the note may become due earlier. As of June 30, 1999, Mr. Bizzack had not paid any amount on the note.

    Thomas H. Sinton and certain affiliates of GAP LLC are the principal stockholders of InterPro Expense Systems, Inc., a Delaware corporation ("InterPro"), which in April 1998 purchased rights to certain early-stage travel and entertainment expense processing software. Mr. Sinton is the President, Chief Executive Officer and Chairman of the Board of the Company. David C. Hodgson, a Director of the Company, is a managing member of GAP LLC, affiliates of which hold more than 5% of the Company's outstanding stock. Because Mr. Sinton and Mr. Hodgson are officers and Directors of the Company, their investment in InterPro was required to be, and was, approved by the disinterested directors of the Company. Any future transaction or relationship between the Company and InterPro would be entered into on an arms-length basis and would be approved by the Company's disinterested directors.

    On September 8, 1998, the Company loaned $250,000 under a full recourse note agreement at an interest rate of 5.42% per year to Jerry W. Blalock, an officer of the Company, to permit Mr. Blalock to purchase a residence. All principal and accrued but unpaid interest is due September 8, 2001 unless Mr. Blalock's employment with the Company terminates, in which case, the note may become due earlier. As of June 30, 1999, Mr. Blalock had not paid any amount on the note.

    On November 20, 1998, the Company loaned $450,000 to William M. Hewitt, an executive of the Company, under full recourse note agreements with an interest rate of 5.42% per year. The notes were to permit Mr. Hewitt to purchase a residence. Principal and interest under the notes is due in two installments of $200,000 and $250,000 plus interest on November 20, 2000 and November 20, 2003, respectively. As of June 30, 1999 Mr. Hewitt had not paid any amount on the notes.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS: The following Consolidated Financial Statements of ProBusiness, Services, Inc. and Report of Ernst & Young LLP, Independent Auditors, are incorporated by reference to the 1999 Annual Report to
    Stockholders:

    Consolidated Balance Sheets as of June 30, 1998 and 1999

    Consolidated Statements of Operations for the years ended June 30, 1997, 1998 and 1999

    Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997, 1998 and 1999

    Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1998 and 1999

    Notes to Consolidated Financial Statements

    Report of Ernst & Young LLP, Independent Auditors

2. FINANCIAL STATEMENT SCHEDULE: The following financial statement schedule of ProBusiness Services, Inc. for the fiscal years ended June 30, 1997, 1998 and 1999 is filed as part of this Report and should be read in conjunction with the consolidated Financial Statements of ProBusiness Services, Inc.

    Schedule II  Valuation Allowance Schedule S-1

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

(b) REPORTS OF FORM 8-K:.

    On May 12, 1999, the Company filed a report on form 8-K for announcing that on April 27, 1999, the Company completed the acquisition of Conduit Parent. On July 12, 1999, the Company filed on Form 8-K/A an amendment to the Form 8-K previously filed on May 12, 1999, for the required financial statement disclosure.

(c) EXHIBITS:  See Item (a) above.

(d) FINANCIAL STATEMENT SCHEDULES:  See Item (a) above.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Pleasanton, state of California, on this 28th day of September, 1999.

                                PROBUSINESS SERVICES, INC.

                                By:             /s/ THOMAS H. SINTON
                                     -----------------------------------------
                                                  Thomas H. Sinton
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
- ------------------------------  --------------------------  -------------------

                                President, Chief Executive
     /s/ THOMAS H. SINTON         Officer and Director
- ------------------------------    (Principal Executive      September 28, 1999
       Thomas H. Sinton           Officer)

                                Senior Vice President,
      /s/ STEVEN E. KLEI          Finance, Chief Financial
- ------------------------------    Officer and Secretary     September 28, 1999
        Steven E. Klei            (Principal Financial and
                                  Accounting Officer)

   /s/ WILLIAM T. CLIFFORD
- ------------------------------  Director                    September 28, 1999
     William T. Clifford

     /s/ DAVID C. HODGSON
- ------------------------------  Director                    September 28, 1999
       David C. Hodgson

    /s/ RONALD W. READMOND
- ------------------------------  Director                    September 28, 1999
      Ronald W. Readmond

     /s/ THOMAS P. RODDY
- ------------------------------  Director                    September 28, 1999
       Thomas P. Roddy

SCHEDULE II

                           PROBUSINESS SERVICES, INC.
                                 (IN THOUSANDS)

VALUATION ALLOWANCE

                                                                                          YEAR ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                      1997       1998       1999
                                                                                    ---------  ---------  ---------
Deferred Tax Assets
Balance at beginning of year......................................................  $   3,662  $   6,560  $  10,864
Additions.........................................................................      2,898      4,304      6,965
Reductions........................................................................         --         --         --
Balance at end of year............................................................  $   6,560  $  10,864  $  17,829


                                                                                          YEAR ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                      1997       1998       1999
                                                                                    ---------  ---------  ---------
Allowance for Doubtful Accounts
Balance at beginning of year......................................................  $      12  $     386  $     443
Additions.........................................................................        419        127        397
Reductions........................................................................         45         70         24
Balance at end of year............................................................  $     386  $     443  $     816

                               INDEX TO EXHIBITS

FOOTNOTE    NUMBER                                            EXHIBIT DESCRIPTION
- ---------  ---------  ---------------------------------------------------------------------------------------------------
      (1)     2.1     Agreement and Plan of Reorganization, dated May 23, 1996, between Registrant and Dimension
                        Solutions.
      (1)     2.2     Stock Acquisition Agreement, dated January 1, 1997 between Registrant and BeneSphere
                        Administrators, Inc.
      (4)     2.3     Agreement and Plan of Reorganization, dated as of April 27, 1999, among ProBusiness Services, Inc.
                        Runway Acquisition Corp., Clemco, Inc. and certain other parties.
      (2)     3.1     Amended and Restated Certificate of Incorporation.
      (1)     3.2     Bylaws of Registrant.
      (1)     4.1     Specimen Common Stock Certificate of Registrant.
      (1)     4.2     Amended and Restated Registration Rights Agreement, dated March 12, 1997, between Registrant,
                        General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P. and certain stockholders of
                        Registrant.
      (1)     4.3     Warrant to Purchase Stock, dated January 13, 1995, between Registrant and Silicon Valley Bank and related Antidilution and Registration Rights Agreements.
      (1)     4.4(a)  Warrant to Purchase Stock, dated April 30, 1996, between Registrant and Coast Business Credit and related Antidilution and Registration Rights Agreement.
      (1)     4.4(b)  Warrant to Purchase Stock, dated October 25, 1996, between Registrant and Coast Business Credit and related Antidilution and Registration Rights Agreement.
      (1)     4.5     Warrant to Purchase Series E Preferred Stock, dated July 31, 1996, between Registrant and LINC
                        Capital Management.
      (1)     4.6(a)  Warrant Purchase Agreement, dated November 14, 1996, between Registrant and certain purchasers.
      (1)     4.6(b)  Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between Registrant and T.J.
                        Bristow and Elizabeth S. Bristow.
      (1)     4.6(c)  Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between Registrant and SDK
                        Incorporated.
      (1)     4.6(d)  Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between Registrant and
                        Laurence Shushan and Magdalena Shushan.
      (1)     4.7(a)  Warrant to Purchase Common Stock, dated January 7, 1997, between Registrant and Louis R. Baransky.
      (1)     4.7(b)  Warrant to Purchase Common Stock, dated January 7, 1997, between Registrant and Ben W. Reppond.
      (1)     4.8     Form of Note issued by Registrant on October 20, 1995 and December 12, 1995.
      (4)     4.9     Waiver and Amendment dated as of April 27, 1999, among ProBusiness Services, Inc., General Atlantic
                        Partners 39, L.P., GAP Coinvestment Partners, L.P. and certain stockholder.
      (4)     4.10    Registration Rights Agreement dated as of April 27, 1999, between ProBusiness Services, Inc. and certain stockholders.
      (3)    10.28    Sublease agreement, dated December 9, 1998, between Registrant and Maritz, Inc.
             13.1     Certain sections of the Annual Report to Stockholders for the fiscal year ended June 30, 1999, expressly incorporated herein by reference.
             23.1     Consent of Ernst & Young LLP, Independent Auditors.
             27.1     Financial Data Schedule.
      (4)    99.1     Press release of ProBusiness Services, Inc. dated April 27, 1999.

- ------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-23189), declared effective on September 18, 1997.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-37129) filed with the Securities and Exchange Commission on October 3, 1997.

(3) Incorporated by reference from the Registrant's report on Form 10-Q for the period ended March 31, 1999.

(4) Incorporated by reference from the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on May 12, 1999.