Form 10-Q
period 1999-09-30
PROBUSINESS SERVICES INC
filed 1999-11-15
CIK 1028751

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    As of November 8, 1999, there were 23,257,029 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PROBUSINESS SERVICES, INC.
                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets as of
           September 30, 1999 and June 30, 1998......................      3

         Condensed Consolidated Statements of Operations for the
           Three months ended September 30, 1999 and 1998............      4

         Condensed Consolidated Statement of Stockholders' Equity for
           the
           Three months ended September 30, 1999.....................      5

         Condensed Consolidated Statements of Cash Flows for the
           Three months ended September 30, 1999 and 1998............      6

         Notes to Condensed Consolidated Financial Statements........      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................      9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.....     18

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................     19

ITEM 2.  CHANGES IN SECURITIES.......................................     19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................     19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     19

ITEM 5.  OTHER INFORMATION...........................................     19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     19

         SIGNATURES..................................................     20

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PROBUSINESS SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30, 1999    JUNE 30, 1999
                                                              -------------------   --------------
                                              ASSETS
Current assets:
  Cash and cash equivalents.................................       $ 61,466            $ 73,575
  Accounts receivable, net of allowances....................          6,258               4,599
  Prepaid expenses and other current assets.................          3,107               3,777
                                                                   --------            --------
                                                                     70,831              81,951

  Payroll tax funds invested................................        710,595             580,452
                                                                   --------            --------
Total current assets........................................        781,426             662,403

Equipment, furniture and fixtures, net......................         33,835              31,024
Other assets................................................         18,057              16,997
                                                                   --------            --------
Total assets................................................       $833,318            $710,424
                                                                   ========            ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued liabilities, current portion of
    capital lease obligations and deferred revenue..........       $ 28,436            $ 29,894
  Payroll tax funds collected but unremitted................        710,595             580,452
                                                                   --------            --------
Total current liabilities...................................        739,031             610,346

Capital lease obligations, less current portion.............            511                 548
Stockholders' equity........................................         93,776              99,530
                                                                   --------            --------
Total liabilities and stockholders' equity..................       $833,318            $710,424
                                                                   ========            ========

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Revenue.....................................................  $20,954    $14,255

Operating expenses:
  Cost of providing services................................   11,148      7,711
  General and administrative................................    3,395      2,565
  Research and development..................................    3,353      1,916
  Client acquisition costs..................................   10,058      6,456
                                                              -------    -------
  Total operating expenses..................................   27,954     18,648

Loss from operations........................................   (7,000)    (4,393)
Interest expense............................................     (129)      (230)
Interest income and other, net..............................      969        186
                                                              -------    -------

Net loss....................................................  $(6,160)   $(4,437)
                                                              =======    =======

Basic and diluted net loss per share........................  $ (0.27)   $ (0.24)
                                                              =======    =======

Shares used in computing basic and diluted net loss per
  share.....................................................   22,864     18,148
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         NOTES
                                       COMMON STOCK        ADDITIONAL                  RECEIVABLE        TOTAL
                                   ---------------------    PAID-IN     ACCUMULATED       FROM       STOCKHOLDERS'
                                     SHARES      AMOUNT     CAPITAL       DEFICIT     STOCKHOLDERS      EQUITY
                                   ----------   --------   ----------   -----------   ------------   -------------
Balances at June 30, 1999.......   22,942,362     $23       $148,284      $(47,896)       $(881)        $99,530

Exercise of stock options.......       54,663      --            406            --           --             406

Net loss and comprehensive
  loss..........................           --      --             --        (6,160)          --          (6,160)
                                   ----------     ---       --------      --------        -----         -------

Balances at September 30,
  1999..........................   22,997,025     $23       $148,690      $(54,056)       $(881)        $93,776
                                   ==========     ===       ========      ========        =====         =======

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $ (6,160)  $(4,437)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,479     1,275
    Other...................................................        --        83
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................    (1,659)     (465)
      Prepaid expenses and other current assets.............       670       (91)
      Other assets..........................................       156       726
      Accounts payable, accrued liabilities, current portion
        of capital lease obligations and deferred revenue...    (1,187)      991
                                                              --------   -------
Net cash used in operating activities.......................    (5,701)   (1,918)
                                                              --------   -------
INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures..............    (4,991)   (2,105)
Capitalization of software development costs................    (1,515)   (1,025)
Notes receivable from stockholders..........................                   0
                                                              --------   -------
Net cash used in investing activities.......................    (6,506)   (3,130)
                                                              --------   -------
FINANCING ACTIVITIES
Repayments under note payable...............................        --        (8)
Proceeds from notes receivable from stockholder.............        --       153
Principal payments on capital lease obligations.............      (308)     (261)
Net proceeds from issuance of common stock..................       406    81,328
                                                              --------   -------
Net cash provided by financing activities...................        98    81,212
                                                              --------   -------

Net increase (decrease) in cash and cash equivalents........   (12,109)   76,164

Cash and cash equivalents, beginning of period..............    73,575    13,946
                                                              --------   -------
Cash and cash equivalents, end of period....................  $ 61,466   $90,110
                                                              ========   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $    129   $   305
                                                              ========   =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Purchase of equipment, furniture and fixtures under
    capital leases..........................................  $     --   $   215
                                                              ========   =======

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    ProBusiness Services, Inc., ("ProBusiness" or the "Company") has prepared its interim condensed consolidated financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

    The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 1999 has been prepared from the audited consolidated financial statements of the Company.

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending
June 30, 2000 or for any future periods.

2.  BASIC AND DILUTED NET LOSS PER SHARE

    Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income (loss) per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive. If the Company had reported net income, the calculation of diluted net income per share would have included the shares used in the computation of net loss per share as well as an additional 1,096,000 and 1,374,000 common equivalent shares related to outstanding stock options and warrants not included above (using the treasury stock method) for the first quarter of fiscal 2000 and 1999, respectively.

3.  SEGMENT INFORMATION

    The Company's Chief Operating Decision Maker who is the President and Chief Executive Officer, evaluates performance based on a measure of consolidated gross margin, operating profit before client acquisition costs and profit or loss from operations. The accounting policies of the reportable segment are the same as those described in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. The Company's condensed consolidated statements of operations disclose the financial information of its reportable segment in accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 131 "Disclosures about Segments of an Enterprise."

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS 137 deferred for one year the effective date of SFAS 133. The Company is required to adopt this statement in fiscal 2001 and has not determined the

                           PROBUSINESS SERVICES, INC.

4.  RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

effect, if any, that adoption will have on its consolidated financial position or consolidated results of operations.

5.  BUSINESS COMBINATIONS

    In April 1999, the Company acquired Clemco, Inc. ("Conduit Parent"), the parent and sole stockholder of Conduit Software, Inc., a provider of employee relationship management applications. The merger was accounted for using the pooling of interests method of accounting and as such the Company's historical financial results for all dates and periods prior to the merger have been restated to reflect the merger. In connection with the acquisition, the Company issued 1,714,973 shares of its common stock to Conduit Parent's stockholders in exchange for all of the outstanding common and preferred stock of Conduit Parent. All outstanding options and warrants to purchase Conduit Parent's capital stock were converted into options and warrants to purchase 82,987 shares of ProBusiness common stock. In connection with the business combination, the Company incurred direct transaction costs of approximately $3,500,000, which consisted primarily of fees for investment banking, legal and accounting services incurred in conjunction with the merger. Of this, $2,926,000 was paid before September 30, 1999. The balance of $574,000 is included in current liabilities on the consolidated balance sheet and is anticipated to be paid within 12 months. The Company's consolidated results of operations include adjustments to conform the presentation and accounting policies of Conduit Parent to ProBusiness' accounting policies.

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

OVERVIEW

    ProBusiness Services, Inc. is a leading provider of employee outsourced administrative services for large employers. The Company's primary service offerings are payroll processing, payroll tax filing, benefits administration, human resources software and self-service applications. The Company's proprietary PC-based payroll system offers the cost-effective benefits of outsourcing and high levels of client service, while providing the flexibility, control, customization and integration of an in-house system.

    The Company derives its revenue from fees charged to clients for services and income earned from investing payroll tax funds. Since 1997, the Company has experienced significant growth of its revenue, client base and average client size. Revenue increased from $27.7 million in fiscal 1997 to $70.1 million in fiscal 1999. From September 30, 1997 to September 30, 1999, the client base for payroll processing services increased from approximately 425 clients to approximately 570 clients, while the average size of the Company's payroll clients increased from approximately 900 employees to approximately 1,600 employees. The Company's revenue growth is primarily due to continued growth in its client base, the introduction of its payroll tax service in fiscal 1996, an increase in the average number of employees of its clients, the introduction of new features and other services, and a high retention rate of existing payroll clients (approximately 90% for fiscal 1999). The Company does not anticipate it will sustain this rate of growth in the future.

    The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes six to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding sales efforts and operations in new geographic regions. As of September 30, 1999, the Company had an accumulated deficit of $54.1 million. There can be no assurance that the Company will achieve or sustain profitability in the future.

    The Company's cost of providing services consists primarily of ongoing account management, tax and benefits administration operations and production costs. General and administrative expenses consist primarily of personnel costs, professional fees, and other overhead costs for finance, corporate services and information technology. Research and development expenses consist primarily of personnel costs. Client acquisition costs consist of sales and implementation expenses and, to a lesser extent, marketing expenses.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

                                                                  QUARTER ENDED
                                                                  SEPTEMBER 30,
                                                             -----------------------
                                                               1999           1998
                                                             --------       --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue....................................................   100.0 %        100.0 %

Operating expenses:
  Cost of providing services...............................    53.2 %         54.1 %
  General and administrative...............................    16.2 %         18.0 %
  Research and development.................................    16.0 %         13.4 %
  Client acquisition costs.................................    48.0 %         45.3 %
                                                              -----          -----
Total operating expenses...................................   133.4 %        130.8 %

Loss from operations.......................................   (33.4)%        (30.8)%
Interest expense...........................................    (0.6)%         (1.6)%
Interest income and other, net.............................     4.6 %          1.3 %
                                                              -----          -----

Net loss...................................................   (29.4)%        (31.1)%
                                                              =====          =====

    REVENUE. Revenue increased 47.0% in the first quarter of fiscal 2000 when compared with the same period of fiscal 1999, primarily due to increases in the number and average size of the Company's payroll and tax clients. Interest income earned on payroll tax funds invested was $5.4 million and $3.2 million for first quarter of fiscal 2000 and 1999, respectively. The increase was primarily attributable to higher average daily payroll tax fund balances.

    COST OF PROVIDING SERVICES. Cost of providing services increased 44.6% in the first quarter of fiscal 2000 when compared with the same period of fiscal 1999 and decreased as a percentage of revenue to 53.2% in the first quarter of fiscal 2000 from 54.1% in the first quarter of fiscal 1999. The increase in absolute dollars was primarily due to increased personnel in operations such as account management, production and payroll tax service resulting from an increase in the client base.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 32.4% in the first quarter of fiscal 2000 when compared with the same period of fiscal 1999 and decreased as a percentage of revenue to 16.2% in the first quarter of fiscal 2000 from 18.0% in the first quarter of fiscal 1999. The increase in absolute dollars was primarily due to increased investment in the Company's information technology infrastructure and the hiring of additional management and administrative personnel to support the Company's growth. The decrease as a percentage of revenue resulted from a higher revenue base.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 75.0% in the first quarter of fiscal 2000 when compared with the same period of fiscal 1999 and increased as a percentage of revenue to 16.0% in the first quarter of fiscal 2000 from 13.4% in the first quarter of fiscal 1999. The increases in both absolute dollars and percentage of revenue were primarily a result of increases in personnel costs related to expansion of web development, the accelerated development of Golden Gate, the Company's next-generation, fully-integrated product and to costs related to the development of enhancements to and new features for the Company's existing services. Capitalized software development costs were $1.5 million and $1.0 for the first quarter of fiscal 2000 and 1999, respectively. In the first quarter of fiscal 2000, capitalized software costs primarily included costs incurred for the development of Golden Gate. The

Company believes that software development costs are essential to technology and product leadership and expects such costs to continue to be significant, both in absolute dollars and as a percentage of revenue.

    CLIENT ACQUISITION COSTS. Client acquisition costs increased 55.8% in the first quarter of fiscal 2000 when compared with the same period of fiscal 1999 and increased as a percentage of revenue to 48.0% in the first quarter of fiscal 2000 from 45.3% in the first quarter of fiscal 1999. The increases in both absolute dollars and percentage of revenue were primarily attributable to additional investments made to capture market share by expanding the Company's sales, implementation and marketing workforce for payroll and national tax services.

    INTEREST EXPENSE. Interest expense decreased 43.9% in the first quarter of fiscal 2000 when compared with the same period of fiscal 1999 and decreased as a percentage of revenue to 0.6% in the first quarter of fiscal 2000 from 1.6% in the first quarter of fiscal 1999. The decrease in absolute dollars was primarily attributable to a decrease in bank fees.

    INTEREST INCOME AND OTHER, NET. Other income increased 421.0% in the first quarter of fiscal 2000 when compared with the same period of fiscal 1999 and increased as a percentage of revenue to 4.6% in the first quarter of fiscal 2000 from 1.3% in the first quarter of fiscal 1999. The increases in interest income was primarily due to higher cash and investment balances resulting from the Company's follow-on public offering in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, the Company's principal sources of liquidity included $61.5 million of cash and cash equivalents and a secured $20 million revolving line of credit which expires in December 2000. There were no outstanding borrowings under the line of credit as of September 30, 1999.

    Net cash used in operating activities was $5.7 million and $1.9 million for the first three months of fiscal 2000 and 1999, respectively. The net cash used in operating activities for the first three months of fiscal 2000 was primarily attributable to the first quarter net loss and an increase in net accounts receivable and decreases in accounts payable, accrued liabilities and deferred revenue, partially offset by depreciation and amortization and decreases in prepaid expenses and other assets.

    Net cash used in investing activities was $6.5 million and $3.1 million for the first three months of fiscal 2000 and 1999, respectively. The increase in net cash used in investing activities related primarily to purchases of equipment, furniture and fixtures and an increase in capitalization of software development costs.

    Net cash provided by financing activities was $98,000 and $81.2 million for the first three months of fiscal 2000 and 1999, respectively. The decrease in net cash provided by financing activities for first three months of fiscal 2000 related primarily to $80.7 million of net proceeds from the Company's follow-on public offering of common stock in September 1998.

    The Company believes that existing cash and cash equivalent balances, amounts available under its current credit facility and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

OPERATING LOSSES; NEED TO COMMIT TO EXPENSE IN ADVANCE OF REVENUES. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding its sales efforts and operations to new geographic regions. As of September 30, 1999, the Company had an accumulated deficit of $54.1 million. The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes six to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. In connection with the acquisition of each new client, the Company incurs substantial client acquisition costs, which consist primarily of sales and implementation expenses and, to a lesser extent, marketing expenses. The Company's ability to achieve profitability will depend in part upon its ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve or sustain profitability in the future could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

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

    The Company's quarterly operating results have in the past varied and will in the future vary significantly depending on a variety of factors, including the number and size of new clients starting services, the decision of one or more clients to delay or cancel implementation or ongoing services, interest rates, seasonality, the ability of the Company to design, develop and introduce new services and features for existing services on a timely basis, costs associated with strategic acquisitions and alliances or investments in technology, the success of any such strategic acquisition, alliance or investment, costs to transition to new technologies, expenses incurred for geographic expansion, risks associated with payroll tax and benefits administrative services, price competition, a reduction in the number of employees of its clients and general economic factors. Revenue from new clients typically represents a significant portion of quarterly revenue in the third and fourth fiscal quarters. A substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, is relatively fixed in advance of any particular quarter. The Company's agreements with its clients generally do not have significant penalties for cancellation. As a result, any decision by a client to delay or cancel implementation of the Company's services or the Company's underutilization of personnel may cause significant variations in operating results in a particular quarter and could result in losses for such quarter. As the Company secures larger clients, the time required for implementing the Company's services increases, which could contribute to larger fluctuations in revenue. Interest income earned from investing payroll tax funds, which is a significant portion of the Company's revenue, is vulnerable to fluctuations in interest rates. In addition, the Company's business may be affected by shifts in the general condition of the economy, client staff reductions, strikes, acquisitions of its clients by other companies and other downturns. There can be no assurance that the Company's future revenue and results of operations will not vary substantially. It is possible that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In either case, the market price of the Company's common stock could be materially adversely affected.

RISKS ASSOCIATED WITH STRATEGIC ACQUISITIONS AND INVESTMENTS. In April 1999, the Company acquired Conduit Parent, a leading provider of Employee Relationship Management applications, in a transaction accounted for using the pooling of interests method of accounting. There can be no assurance that this acquisition will be effectively assimilated into the Company's business. The integration of Conduit Parent will place a burden on the Company's management. Such integration is subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, the difficulty associated with assimilating the personnel and operations of the acquired company, the potential disruption of the Company's ongoing business, the maintenance of uniform standards, controls, procedures and policies, and the impairment of the Company's reputation and relationships with employees and clients. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with its acquisition of Conduit Parent.

    The Company has no other current agreements or negotiations under way other than those described above with respect to any acquisition of, or investment in, businesses that provide complementary services or technologies to those of the Company. The Company has in the past and intends in the future to make additional acquisitions of, and investments in, such businesses. In addition, future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. Furthermore, there can be no assurance that any strategic acquisition or investment will succeed. Any future acquisitions or investments could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

RISKS ASSOCIATED WITH PAYROLL TAX SERVICE AND BENEFITS ADMINISTRATIVE
SERVICES. The Company's payroll tax filing service is subject to various risks resulting from errors and omissions in filing client tax returns and paying tax liabilities owed to tax authorities on behalf of clients. The Company's clients transfer to the Company contributed employer and employee tax funds. The Company processes the data received from the client and remits the funds along with a tax return to the appropriate tax authorities when due. Tracking, processing and paying such tax liabilities is complex. Errors and omissions have occurred in the past and may occur in the future in connection with such service. The Company is subject to large cash penalties imposed by tax authorities for late filings or underpayment of taxes. To date, such penalties have not been significant. However, there can be no assurance that any liabilities associated with such penalties will not have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's reserves or insurance for such penalties will be adequate. In addition, failure by the Company to make timely or accurate tax return filings or pay tax liabilities when due on behalf of clients may damage the Company's reputation and could adversely affect its relationships with existing clients and its ability to gain new clients.

    The Company's payroll tax filing service is also dependent upon government regulations, which are subject to continual changes. Failure by the Company to implement these changes into its services and technology in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, since a significant portion of the Company's revenue is derived from interest earned from investing on collected but unremitted payroll tax funds, changes in policies relating to withholding federal or state income taxes or reduction in the time allowed for taxpayers to remit payment for taxes owed to government authorities would have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

    The Company's benefits administrative services are subject to various risks resulting from errors and omissions in processing and filing COBRA or other benefit plan forms in accordance with governmental regulations and the respective plans. The Company processes data received from employees and employers and is subject to penalties for any late or misfiled plan forms. There can be no assurance the Company's reserves or insurance for such penalties will be adequate. In addition, failure to properly file plan forms would have a material adverse effect on the Company's reputation, which could adversely affect its relationships with existing clients and its ability to gain new clients. The Company's benefits administrative services are also dependent upon government regulations, which are subject to continuous changes that could reduce or eliminate the need for benefits administrative services. The Company has access to confidential information and to client funds. As a result, the Company is subject to potential claims by its clients for the actions of the Company's employees arising from damages to the client's business or otherwise. There can be no assurance that the Company's fidelity bond and errors and omissions insurance will be adequate to cover any such claims. Such claims could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

INVESTMENT RISKS. The Company invests funds, including payroll tax funds transferred to it by clients in short-term financial instruments such as overnight repurchase agreements, commercial paper and money market funds, which are subject to credit risks and interest rate fluctuations. These investments are exposed to several risks, including credit risks from the possible inability of the borrowers to meet the terms of their obligations under the financial instruments. The Company would be liable for any losses on such investments. Interest income earned from the investment of client tax funds represents a significant portion of the Company's revenues. As a result, the Company's business, financial condition and results of operations are significantly impacted by interest rate fluctuations. The Company enters into interest rate swap agreements to minimize the impact of interest rate fluctuations. There can be no assurance, however, that the Company's swap agreements will protect the Company from all interest rate risks. Under certain circumstances, if interest rates rise, the Company would have payment obligations under its interest rate swap agreements, which may not be offset by interest earned by the Company on deposited funds. A payment obligation under the Company's swap agreements could have a material adverse effect on the Company's business, financial condition and results of operations. A default by the Company under its swap agreements could result in acceleration and setoff by the bank of all outstanding contracts under the swap agreement and could result in cross-defaults of other debt agreements of the Company, any of which could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

MANAGEMENT OF GROWTH. The Company's business has grown significantly in size and complexity over the past five years. This growth has placed, and is expected to continue to place, significant demands on the Company's management, systems, internal controls and financial and physical resources. In order to meet such demands, the Company intends to continue to hire new employees, open new offices to attract clients in new geographic regions, increase expenditures on research and development, and invest in new equipment and make other capital expenditures. In addition, the Company expects that it will need to develop further its financial and managerial controls and reporting systems and procedures to accommodate any future growth. Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations. The Company established facilities for sales and implementation in New Jersey and in Georgia and moved their administrative services center from Bellevue to Bothell Washington during fiscal 1999. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

SUBSTANTIAL COMPETITION. The market for the Company's services is intensely competitive, subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. The Company primarily competes with several public and private payroll service providers, such as Automatic Data Processing, Inc., Ceridian Corporation and
Paychex, Inc., as well as smaller, regional competitors. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than the Company. In addition, certain of these companies offer more services or features than the Company and have processing facilities located throughout the United States. The Company also competes with in-house employee services departments and, to a lesser extent, banks and local payroll companies. With respect to benefits administrative services, the Company competes with insurance companies, benefits consultants and other local benefits outsourcing companies. The Company may also compete with marketers of related products and services that may offer payroll or benefits administrative services in the future. The Company has experienced, and expects to continue to experience, competition from new entrants into its markets. Increased competition, the failure of the Company to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

RISKS ASSOCIATED WITH THE DEVELOPMENT AND INTRODUCTION OF NEW OR ENHANCED SERVICES; RISKS OF SOFTWARE DEFECTS. The technologies in which the Company has invested to date are rapidly evolving and have short life cycles, which requires the Company to anticipate and rapidly adapt to technological changes. In addition, the Company's industry is characterized by increasingly sophisticated and varied needs of clients, frequent new service and feature introductions and emerging industry standards. The introduction of services embodying new technologies and the emergence of new industry standards and practices can render existing services obsolete and unmarketable. The Company's future success will depend, in part, on its ability to develop or acquire advanced technologies, enhance its existing services with new features, add new services that address the changing needs of its clients, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Several of the Company's competitors invest substantially greater amounts in research and development than the Company, which may allow them to introduce new services or features before the Company. Even if the Company is able to develop or acquire new technologies in a timely manner, it may incur substantial costs in developing or acquiring such technologies and in deploying new services and features to its clients, including costs associated with acquiring in-process technology, amortization expenses related to intangible assets and costs of additional personnel. If the Company is unable to develop or acquire and successfully introduce new services and new features of existing services in a timely or cost-effective manner, the Company's business, financial condition and results of operations could be materially adversely affected. Application software used by the Company may contain defects or failures when introduced or when new versions or enhancements are released. The Company has in the past discovered software defects in certain of its applications, in some cases only after its systems have been used by clients. There can be no assurance that future defects will not be discovered in existing or new applications or releases. Any such occurrence could have a material adverse effect upon the Company's business, financial condition and consolidated results of operations.

DEPENDENCE ON THIRD-PARTY PROVIDERS. The Company depends on third-party courier services to deliver paychecks to clients. The Company does not have any formal written agreements with any of the courier services that it uses. Such courier services have been in the past and may be in the future unable to pick up or deliver the paychecks from the Company to its clients in a timely manner for a variety of reasons, including employee strikes, storms or other adverse weather conditions, earthquakes or other natural disasters, logistical or mechanical failures or accidents. Failure by the Company to deliver client paychecks in a timely manner could damage the Company's reputation and have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

DISASTER RECOVERY; RISK OF LOSS OF CLIENT DATA. The Company currently conducts substantially all of its payroll and payroll tax processing at the Company's headquarters in Pleasanton, California, and divides the payroll printing and finishing between its Pleasanton and Irvine, California, facilities. The Irvine facility serves both as an alternative processing center and a back-up payroll center. The Company's benefits administrative services are conducted solely in Bothell, Washington, and no benefits administration back-up facility exists. The Company establishes for each payroll client a complete set of payroll data at the Pleasanton processing center, as well as at the client's site. In the event of a disaster in Pleasanton, clients would have the ability to process payroll checks based on the data they have on site if necessary. In addition, the Company has developed business continuity plans for each of the Company's mission critical business units. There can be no assurance that the Company's disaster recovery procedures are sufficient or that the payroll data recovered at the client site would be sufficient to allow the client to calculate and produce payroll in a timely fashion.

    The Company's operations are dependent on its ability to protect its computer systems against damage from a major catastrophe (such as an earthquake or other natural disaster), fire, power loss, security breach, telecommunications failure or similar event. No assurance can be given that the precautions that the Company has taken to protect itself from or minimize the impact of such events will be adequate. Any damage to the Company's data centers, failure of telecommunications links or breach of the security of the Company's computer systems could result in an interruption of the Company's operations or other loss that may not be covered by the Company's insurance. Any such event could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

DEPENDENCE ON KEY PERSONNEL. The Company's success will depend on the performance of the Company's senior management and other key employees. The loss of the services of any senior management or other key employee could have a material adverse effect on the Company's business, financial condition and results of operations. The Company generally does not enter into employment or noncompetition agreements with its employees. If one or more of the Company's key employees resigns from the Company to join a competitor or to form a competitor, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any key personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices, procedures or client lists by a former employee or that such disclosure or use would not have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

NEED TO ATTRACT AND RETAIN EXPERIENCED PERSONNEL. The Company's success depends to a significant degree on its ability to attract and retain experienced employees. There is substantial competition for experienced personnel, which the Company expects to continue. Many of the companies with which the Company competes for experienced personnel have greater financial and other resources than the Company. The Company has in the past and may in the future experience difficulty in recruiting sufficient numbers of qualified personnel. In particular, the Company's ability to find and train implementation employees is critical to the Company's ability to achieve its growth objectives. The inability to attract and retain experienced personnel as required could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

RISK ASSOCIATED WITH GEOGRAPHIC EXPANSION. A substantial majority of the Company's revenue historically has been derived from clients located in the western United States. The Company's ability to achieve significant future revenue growth will in large part depend on its ability to gain new clients throughout the United States. Growth and geographic expansion have resulted in new and increased responsibilities for management personnel and have placed and continue to place a strain on the Company's management and operating and financial systems. The Company will be required to continue to implement and improve its systems on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and clients and the increased size of the Company's operations. Any failure to implement and improve the Company's systems or to hire and retain the appropriate personnel to manage its operations would have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in 2000, these date code fields will need to accept four-digit entries in order to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies will need to be upgraded to comply with Year 2000 ("Y2K") requirements by the end of 1999. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues. To address this issue we have a Y2K project team to ensure that the daily operations and functionality of the Company will not be adversely affected by the Y2K issue.

    The Company believes that software applications used for providing payroll, tax and HR services at the Company are Y2K compliant. Currently clients representing 99.8% of revenue are processing on the Company's Y2K compliant applications. The remaining clients are scheduled to be processing on Y2K products by November 1999. There can be no assurance that Y2K errors or defects will not be discovered in the Company's current and future products.

    The Company has engaged a representative sample of its client base to participate in the application testing process and validate the output; however, the Company is not assessing the Y2K compliance of its clients' systems or the possible effects on its operations of the Y2K compliance of its clients' systems.

    The Company has assessed Y2K compliance status with regards to its internally developed software, third-party software, hardware, facilities, vendors and suppliers. All remediation efforts related to mission critical software, hardware, vendors, suppliers and facilities have been completed. The Company's reliance on third-party suppliers and subcontractors, and therefore on the proper functioning of their information systems and software, means that failure by such suppliers and subcontractors to address Y2K issues could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

    Our Y2K compliance is dependent on key third parties also being Y2K compliant on a timely basis; we cannot assure that the systems of certain of our key third parties (for example, phone service providers, banks, etc.), upon which we rely, will be converted in a timely manner, or that their failure to convert would not have an adverse effect on our systems. In a worst-case scenario, if one or more of our significant systems or key third parties were not Y2K compliant by the end of 1999, this could potentially delay both clients' payroll processing and transmission of tax payments to the local, state or federal tax authorities. Failure by the Company to process payroll timely or make timely or accurate tax return filings or pay tax liabilities when due on behalf of clients may damage the Company's reputation and could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

    The Company has a business continuity plan in place in case of an event (including disruption due to Y2K issues) that may affect our mission critical operations. As in other businesses, many of our business processes are dependent upon third-party providers. We have contracts in place with alternative vendors for mission critical suppliers such as telecommunications, delivery services and production supplies. In addition, the Company maintains a back-up generator in case of disruption of electrical service, and multiple fuel suppliers have been contracted. There can be no assurance that the business continuity plans in place will be adequate.

    The costs for Y2K compliance have not been specifically identified within the Company. However, the costs associated with Y2K compliance have not been, and are not expected to be, material to our operations.

LIMITATIONS ON PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. The Company's success is dependent in part upon its proprietary software technology. The Company has no patents, patent applications or registered copyrights. The Company relies on a combination of contract, copyright and trade secret laws to establish and protect its proprietary technology. The Company distributes its services under software license agreements that grant clients licenses to use the Company's services and contain various provisions protecting the Company's ownership and the confidentiality of the underlying technology. The Company generally enters into confidentiality and/or license agreements with its employees and existing and potential clients and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of the Company's technology. There can be no assurance that the Company's services and technology do not infringe any existing patents, copyrights or other proprietary rights of others, or that third parties will not assert infringement claims in the future. If any such claims are asserted and upheld, the costs of defense could be substantial and any resulting liability to the Company could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    There have been no material changes in the Company's market risk during the three month period ended September 30, 1999. For additional information on market risk see "Additional Factors That May Affect Future Results--Investment Risks" contained on page 14 of this quarterly report and page 7 of the Company's 1999 Annual Report to Stockholders under the heading "Additional Factors That May Affect Future Results--Investment Risks" (which is incorporated by reference into Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 1999.)

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. Forward-looking statements contained in this annual report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. When used in this document and documents referenced herein, the words "intend," "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company are included to identify such forward-looking statements. These forward-looking statements include statements regarding the demand for outsourcing employee administrative services; the Company's expansion of its client base; the Company's intention to increase its direct sales force; the development of a comprehensive and fully integrated suite of employee administrative services; the Company's ability to offer additional services; the initiation or completion of any strategic acquisition, investment or alliance; the Company's ability to extend its technology leadership; the Company's ability to attract and retain new clients; market acceptance of any new services offered by the Company; the Company's ability to minimize the impact of interest rate fluctuations; the Company's ability to develop its financial and managerial controls and systems; the opening of additional facilities; the sufficiency of the Company's back-up facilities and disaster recovery procedures; the Company's ability to develop or acquire new technologies; the Company's ability to attract and retain experienced employees; the ability of the Company to make its internal system Y2K compliant and to transition its clients to a Y2K compliant system; the Company's ability to maintain a high payroll client retention rate and the Company's ability to increase its national presence. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under "Additional Factors That May Affect Future Results" and elsewhere in this annual report and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

(b) On September 25, 1998, the Company commenced a secondary public offering (the "Secondary Offering"), which consisted of 3,191,250 shares of its Common Stock at $27.00 per share pursuant to a registration statement (No. 333-60745) declared effective by the Securities and Exchange Commission on September 25, 1998. As of July 1, 1999 $73.6 million of the Company's net proceeds from the offering were invested in short-term financial instruments. During the period July 1, 1999 to September 30, 1999 approximately $12.1 million of the proceeds was used for working capital. At October 1, 1999, approximately $61.5 million of the net offering proceeds from the Secondary Offering were invested in short-term financial instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Exhibits.

    See exhibit list following signature page.

(c) On May 12, 1999, the Company filed a report on form 8-K for announcing that on April 27, 1999, the Company completed the acquisition of Conduit Parent. On July 12, 1999, the Company filed on Form 8-K/A an amendment to the Form 8-K previously filed on May 12, 1999, for the required financial statement disclosure.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: November 15, 1999

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