Form 10-Q
period 1999-12-31
PROBUSINESS SERVICES INC
filed 2000-02-15
CIK 1028751

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

                     FOR THE PERIOD ENDED DECEMBER 31, 1999
                                       OR

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

                                    YES  x                  NO

    As of February 8, 2000, there were 23,406,019 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PROBUSINESS SERVICES, INC.
                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                        PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets as of December 31,
           1999 and June 30, 1999....................................      3

         Condensed Consolidated Statements of Operations for the
           three and six months ended December 31, 1999 and 1998.....      4

         Condensed Consolidated Statement of Stockholders' Equity for
           the six months ended December 31, 1999....................      5

         Condensed Consolidated Statements of Cash Flows for the six
           months ended December 31, 1999 and 1998...................      6

         Notes to Condensed Consolidated Financial Statements........      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................      9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.....     17

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................     19

ITEM 2.  CHANGES IN SECURITIES.......................................     19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................     19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     19

ITEM 5.  OTHER INFORMATION...........................................     19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     19

         SIGNATURES..................................................     21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PROBUSINESS SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                              DECEMBER 31, 1999   JUNE 30, 1999
                                                              -----------------   -------------
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 52,131          $ 73,575
  Accounts receivable, net of allowances....................         9,457             4,599
  Prepaid expenses and other current assets.................         4,307             3,777
                                                                  --------          --------
                                                                    65,895            81,951
  Payroll tax funds invested................................       703,816           580,452
                                                                  --------          --------
Total current assets........................................       769,711           662,403
Equipment, furniture and fixtures, net......................        37,914            31,024
Other assets................................................        20,042            16,997
                                                                  --------          --------
Total assets................................................      $827,667          $710,424
                                                                  ========          ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued liabilities, current portion of
    capital lease obligations and deferred revenue..........      $ 32,274          $ 29,894
  Payroll tax funds collected but unremitted................       703,816           580,452
                                                                  --------          --------
Total current liabilities...................................       736,090           610,346
Capital lease obligations, less current portion.............           467               548
Stockholders' equity........................................        91,110            99,530
                                                                  --------          --------
Total liabilities and stockholders' equity..................      $827,667          $710,424
                                                                  ========          ========

                See notes to consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            DECEMBER 31,          DECEMBER 31,
                                                         -------------------   -------------------
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   --------
Revenue................................................  $23,073    $16,102    $ 44,027   $30,357

Operating expenses:
  Cost of providing services...........................   11,938      8,325      23,086    16,036
  General and administrative...........................    3,830      2,658       7,225     5,223
  Research and development.............................    2,496      2,353       5,849     4,269
  Client acquisition costs.............................   11,214      6,659      21,272    13,115
                                                         -------    -------    --------   -------
    Total operating expenses...........................   29,478     19,995      57,432    38,643

Loss from operations...................................   (6,405)    (3,893)    (13,405)   (8,286)
Interest expense.......................................      (33)       (16)       (162)     (246)
Interest income and other, net.........................      783        804       1,752       990
                                                         -------    -------    --------   -------
Net loss...............................................  $(5,655)   $(3,105)   $(11,815)  $(7,542)
                                                         =======    =======    ========   =======
Basic and diluted net loss per share...................  $ (0.24)   $ (0.14)   $  (0.51)  $ (0.38)
                                                         =======    =======    ========   =======
Shares used in computing basic and diluted net loss per
  share................................................   23,163     21,491      23,014    19,820
                                                         =======    =======    ========   =======

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           NOTES
                                         COMMON STOCK        ADDITIONAL                  RECEIVABLE        TOTAL
                                     ---------------------    PAID-IN     ACCUMULATED       FROM       STOCKHOLDERS'
                                       SHARES      AMOUNT     CAPITAL       DEFICIT     STOCKHOLDERS      EQUITY
                                     ----------   --------   ----------   -----------   ------------   -------------
Balances at June 30, 1999..........  22,942,362     $23       $148,284      $(47,896)       $(881)        $99,530

Exercise of stock options..........     209,336      --          1,370            --           --           1,370

Issuance of Stock under the
  Employee Stock Purchase Plan.....     228,011      --          1,905            --           --           1,905

Exercise of warrants...............          --      --            120            --           --             120

Net loss and comprehensive loss....          --      --             --       (11,815)          --         (11,815)
                                     ----------     ---       --------      --------        -----         -------
Balances at December 31, 1999......  23,379,709     $23       $151,679      $(59,711)       $(881)        $91,110
                                     ==========     ===       ========      ========        =====         =======

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(11,815)  $ (7,542)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     5,256      2,666
    Accretion of discount on redeemable convertible
      preferred stock.......................................        --         96
    Issuance of warrants....................................        --         93
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................    (4,858)    (1,012)
      Prepaid expenses and other current assets.............      (530)      (898)
      Other assets..........................................      (525)       838
      Accounts payable, accrued liabilities, current portion
        of capital lease obligations and deferred revenue...     2,764     (1,384)
                                                              --------   --------
Net cash used in operating activities.......................    (9,708)    (7,143)
                                                              --------   --------

INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures..............   (11,549)    (8,667)
Capitalization of software development costs................    (3,117)    (2,050)
                                                              --------   --------
Net cash used in investing activities.......................   (14,666)   (10,717)
                                                              --------   --------
FINANCING ACTIVITIES
Repayments under long term debt and notes payable...........        --       (323)
Proceeds from long-term debt and notes payable..............        --        451
Proceeds from notes receivable from stockholder.............        --        153
Principal payments on capital lease obligations.............      (465)      (579)
Proceeds from issuance of redeemable and convertible
  preferred stock...........................................                5,045
Net proceeds from issuance of common stock..................     3,395     82,791
                                                              --------   --------
Net cash provided by financing activities...................     2,930     87,538
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........   (21,444)    69,678
Cash and cash equivalents, beginning of period..............    73,575     13,946
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 52,131   $ 83,624
                                                              ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Purchase of equipment, furniture and fixtures under
    capital leases..........................................  $     --   $    215
                                                              ========   ========

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

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending
June 30, 2000 or for any future periods.

2. BASIC AND DILUTED NET LOSS PER SHARE

    Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income (loss) per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive. If the Company had reported net income, the calculation of diluted net income per share would have included the shares used in the computation of net loss per share as well as an additional 1,132,000 and 1,442,000 common equivalent shares related to outstanding stock options and warrants not included above (using the treasury stock method) for the first six months of fiscal 2000 and 1999, respectively.

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

5. BUSINESS COMBINATIONS

    In April 1999, the Company acquired Clemco, Inc. ("Conduit Parent"), the parent and sole stockholder of Conduit Software, Inc., a provider of employee relationship management applications. The merger was accounted for using the pooling of interests method of accounting and as such the Company's historical financial results for all dates and periods prior to the merger have been restated to reflect the merger. In connection with the acquisition, the Company issued 1,714,973 shares of its common stock to Conduit Parent's stockholders in exchange for all of the outstanding common and preferred stock of Conduit Parent. All outstanding options and warrants to purchase Conduit Parent's capital stock were converted into options and warrants to purchase 82,987 shares of ProBusiness common stock. In connection with the business combination, the Company incurred direct transaction costs of approximately $3,500,000, which consisted primarily of fees for investment banking, legal and accounting services incurred in conjunction with the merger. Of this, $3,138,000 was paid before December 31, 1999. The balance of $362,000 is included in current liabilities on the consolidated balance sheet and is anticipated to be paid within 12 months. The Company's consolidated results of operations include adjustments to conform the presentation and accounting policies of Conduit Parent to ProBusiness' accounting policies.

                           PROBUSINESS SERVICES, INC.

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

OVERVIEW

    ProBusiness Services, Inc. is a leading provider of outsourced employee administrative services for large employers. The Company's primary service offerings are payroll processing, payroll tax filing, benefits administration, human resources software and self-service applications. The Company's proprietary PC-based payroll system offers the cost-effective benefits of outsourcing and high levels of client service, while providing the flexibility, control, customization and integration of an in-house system.

    The Company derives its revenue from fees charged to clients for services and income earned from investing payroll tax funds. Since 1997, the Company has experienced significant growth of its revenue, client base and average client size. Revenue increased from $27.7 million in fiscal 1997 to $70.1 million in fiscal 1999. From December 31, 1997 to December 31, 1999, the client base for payroll processing services increased from approximately 440 clients to approximately 585 clients, while the average size of the Company's payroll clients increased from approximately 1,080 employees to approximately 1,850 employees. The Company's revenue growth is primarily due to continued growth in its client base, the introduction of its payroll tax service in fiscal 1996, an increase in the average number of employees of its clients, the introduction of new features and other services, and a high retention rate of existing payroll clients (approximately 90% for fiscal 1999). The Company does not anticipate it will sustain this rate of growth in the future.

    The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes six to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding sales efforts and operations in new geographic regions. As of December 31, 1999, the Company had an accumulated deficit of $59.7 million. There can be no assurance that the Company will achieve or sustain profitability in the future.

    The Company's cost of providing services consists primarily of ongoing account management, tax and benefits administration operations and production costs. General and administrative expenses consist primarily of personnel costs, professional fees, and other overhead costs for finance, human resources, corporate services and information technology. Research and development expenses consist primarily of personnel costs. Client acquisition costs consist of sales and implementation expenses and, to a lesser extent, marketing expenses.

RESULTS OF OPERATIONS

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            DECEMBER 31,                  DECEMBER 31,
                                                      ------------------------       -----------------------
                                                        1999            1998           1999           1998
                                                      --------        --------       --------       --------
STATEMENTS OF OPERATIONS DATA:
Revenue.............................................   100.0 %         100.0 %        100.0 %        100.0 %
Operating expenses:
  Cost of providing services........................    51.7 %          51.7 %         52.4 %         52.8 %
  General and administrative........................    16.7 %          16.5 %         16.4 %         17.2 %
  Research and development..........................    10.8 %          14.6 %         13.3 %         14.1 %
  Client acquisition costs..........................    48.6 %          41.4 %         48.3 %         43.2 %
                                                       -----           -----          -----          -----
Total operating expenses............................   127.8 %         124.2 %        130.4 %        127.3 %

Loss from operations................................   (27.8)%         (24.2)%        (30.4)%        (27.3)%
Interest expense....................................    (0.1)%          (0.1)%         (0.4)%         (0.8)%
Interest income and other, net......................     3.4 %           5.0 %          4.0 %          3.3 %
                                                       -----           -----          -----          -----
Net loss............................................   (24.5)%         (19.3)%        (26.8)%        (24.8)%
                                                       =====           =====          =====          =====

    The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

    REVENUE. Revenue increased 43.3% in the second quarter and 45.0% in the first six months of fiscal 2000 when compared with the same periods of fiscal 1999, primarily due to increases in the number and average size of the Company's payroll and tax clients. Interest income earned on payroll tax funds invested was $6.1 million and $11.4 million for the second quarter and for the first six months of fiscal 2000, respectively, as compared to $3.8 million and $6.9 million for the same periods of fiscal 1999. The increases were primarily attributable to higher average daily payroll tax fund balances.

    COST OF PROVIDING SERVICES. Cost of providing services increased 43.4% in the second quarter and 44.0% for the first six months of fiscal 2000 when compared with the same periods of fiscal 1999 and remained unchanged as a percentage of revenue at 51.7% for the second quarter of fiscal year 2000 and fiscal 1999 and decreased as a percentage of revenue to 52.4% in the first six months of fiscal 2000 from 52.8% in the first six months of fiscal 1999. The increases in absolute dollars were primarily due to increased personnel in operations such as account management, production and payroll tax services resulting from an increase in payroll and tax client base, and to a lesser extent, increases in personnel expenses related to the Company's benefits administrative services.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 44.1% in the second quarter and 38.3% for the first six months of fiscal 2000 when compared with the same periods of fiscal 1999 and increased as a percentage of revenue to 16.7% in the second quarter of fiscal 2000 and decreased as a percentage of revenue to 16.4% in the first six months of fiscal 2000 from 16.5% and 17.2% in the second quarter and first six months of fiscal 1999. The increases in absolute dollars were primarily due to hiring of additional management and administrative personnel to support the Company's growth.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 6.1% in the second quarter and 37.0% for the first six months of fiscal 2000 when compared with the same periods of fiscal 1999 and decreased as a percentage of revenue to 10.8% and 13.3% in the second quarter and first six months of fiscal 2000 from 14.6% and 14.1% in the second quarter and first six months of fiscal 1999. The increases in absolute dollars were primarily a result of increases in personnel costs related to the development of the web-enabled portion of Golden Gate, the Company's next-generation, fully-integrated product and to costs related to the development of enhancements to and new features for the Company's existing services. Capitalized software development costs were $1.6 and $3.1million for the second quarter and first six months of fiscal 2000 and $1.0 million and $2.1 million for the second quarter and first six months of fiscal 1999. In the second quarter and first six months of fiscal 2000, capitalized software costs primarily included costs incurred for the development of Golden Gate. The Company believes that software development costs are essential to developing new technology and product leadership and expects such costs to continue to be significant as a percentage of revenue.

    CLIENT ACQUISITION COSTS. Client acquisition costs increased 68.4% and 62.2% in the second quarter and first six months of fiscal 2000 when compared with the same periods of fiscal 1999 and increased as a percentage of revenue to 48.6% and 48.3% in the second quarter and first six months of fiscal 2000 and from 41.4% and 43.2% in the second quarter and first six months of fiscal 1999. The increases in both absolute dollars and percentage of revenue were primarily attributable to additional investments made to capture market share by expanding the Company's sales and implementation workforce for payroll and tax services.

    INTEREST EXPENSE. Interest expense increased 106.3% for the second quarter and decreased 34.1% in the first six months of fiscal 2000 when compared with the same period of fiscal 1999, remained unchanged as a percentage of revenue at 0.1% for the second quarter of fiscal year 2000 and fiscal 1999 and decreased as a percentage of revenue to 0.4% in the first six months of fiscal 2000 from 0.8% in the first six months of fiscal 1999. The decrease in absolute dollars for the six month period was primarily due to a decrease in interest expense attributable to capital leases.

    INTEREST INCOME AND OTHER, NET. Other income decreased 2.6% in the second quarter and increased 77.0% in the first six months of fiscal 2000 when compared with the same periods of fiscal 1999 and decreased as a percentage of revenue to 3.4% in the second quarter and increased as a percentage of revenue to 4.0% in the first six months of fiscal 2000 from 5.0% and 3.3% in the second quarter and first six months of fiscal 1999. The increases in interest income was primarily due to higher cash and investment balances resulting from the Company's follow-on public offering in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, the Company's principal sources of liquidity included $52.1 million of cash and cash equivalents and a secured $20 million revolving line of credit which expires in December 2000. There were no outstanding borrowings under the line of credit as of December 31, 1999.

    Net cash used in operating activities was $9.7 million and $7.1 million for the first six months of fiscal 2000 and 1999, respectively. The net cash used in operating activities for the first six months of fiscal 2000 was primarily attributable to the net loss for the period and an increase in net accounts receivable, prepaid expenses and other assets, partially offset by depreciation and amortization and an increase in accounts payable, accrued liabilities, and deferred revenue.

    Net cash used in investing activities was $14.7 million and $10.7 million for the first six months of fiscal 2000 and 1999, respectively. The increase in net cash used in investing activities related primarily to purchases of equipment, furniture and fixtures and an increase in capitalization of software development costs.

    Net cash provided by financing activities was $2.9 and $87.5 million for the first six months of fiscal 2000 and 1999, respectively. The decrease in net cash provided by financing activities for first six months of fiscal 2000 related primarily to $80.7 million of net proceeds from the Company's follow-on public offering of common stock in September 1998.

    The Company believes that existing cash and cash equivalent balances, amounts available under its current credit facility and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    OPERATING LOSSES; NEED TO COMMIT TO EXPENSE IN ADVANCE OF REVENUES. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding its sales efforts and operations to new geographic regions. As of December 31, 1999, the Company had an accumulated deficit of $59.7 million. The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes six to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. In connection with the acquisition of each new client, the Company incurs substantial client acquisition costs, which consist primarily of sales and implementation expenses. The Company's ability to achieve profitability will depend in part upon its ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve or sustain profitability in the future could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

    SEASONALITY; FLUCTUATION IN QUARTERLY RESULTS. The Company's business is characterized by significant seasonality. As a result, the Company's revenue has been subject to significant seasonal fluctuations, with the largest percentage of annual revenue being realized in the third and fourth fiscal quarters, primarily due to new clients beginning services in the beginning of the tax year (the Company's third fiscal quarter) and higher interest income earned on payroll tax funds invested. Further, the Company's operating expenses are typically higher as a percentage of revenue in the first and second fiscal quarters as the Company increases personnel to acquire new clients and to implement and provide services to such new clients, a large percentage of whom begin services in the third quarter.

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

    MANAGEMENT OF GROWTH. The Company's business has grown significantly in size and complexity over the past five years. This growth has placed, and is expected to continue to place, significant demands on the Company's management, systems, internal controls and financial and physical resources. In order to meet such demands, the Company intends to continue to hire new employees, open new offices to attract clients in new geographic regions, increase expenditures on research and development, invest in new equipment and make other capital expenditures. In addition, the Company expects that it will need to develop further its financial and managerial controls and reporting systems and procedures to accommodate any future growth. Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations. The Company established facilities for sales and implementation in New Jersey and in Georgia and moved their administrative services center from Bellevue to Bothell Washington during fiscal 1999. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

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

    RISKS ASSOCIATED WITH THE DEVELOPMENT AND INTRODUCTION OF NEW OR ENHANCED SERVICES; RISKS OF SOFTWARE DEFECTS. The technologies in which the Company has invested to date are rapidly evolving and have short life cycles, which requires the Company to anticipate and rapidly adapt to technological changes. In addition, the Company's industry is characterized by increasingly sophisticated and varied needs of clients, frequent new service and feature introductions and emerging industry standards. The introduction of services embodying new technologies and the emergence of new industry standards and practices can render existing services obsolete and unmarketable. The Company's future success will depend, in part, on its ability to develop or acquire advanced technologies, enhance its existing services with new features, add new services that address the changing needs of its clients, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Several of the Company's competitors invest substantially greater amounts in research and development than the Company, which may allow them to introduce new services or features before the Company. Even if the Company is able to develop or acquire new technologies in a timely manner, it may incur substantial costs in developing or acquiring such technologies and in deploying new services and features to its clients, including costs associated with acquiring in-process technology, amortization expenses related to intangible assets and costs of additional personnel. If the Company is unable to develop or acquire and successfully introduce new services and new features of existing services in a timely or cost-effective manner, the Company's business, financial condition and results of operations could be materially adversely affected. Application software used by the Company may contain defects or failures when introduced or when new versions or enhancements are released. The Company has in the past discovered software defects in certain of its applications, in some cases only after clients have used its systems. There can be no assurance that future defects will not be discovered in existing or new applications or releases. Any such occurrence could have a material adverse effect upon the Company's business, financial condition and consolidated results of operations.

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

    YEAR 2000 ISSUES. To date the Company has not experienced any problems with its Year 2000 ("Y2K") readiness. The Company believes it has achieved Y2K readiness and that software applications used for providing payroll, tax and HR services at the Company are Y2K compliant. All clients are processing on the Company's Y2K compliant applications.

    Although the Company believes that it has successfully addressed any significant disruption from Y2K, it will continue to monitor all mission critical systems for the appearance of delayed complications or disruptions, as well as continue to monitor its suppliers and customers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    There have been no material changes in the Company's market risk during the six month period ended December 31, 1999. For additional information on market risk see "Additional Factors That May Affect Future Results Investment Risks" contained on page 14 of this quarterly report and page 7 of the Company's 1999 Annual Report to Stockholders under the heading "Additional Factors That May Affect Future Results Investment Risks" (which is incorporated by reference into
Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 1999.)

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

ITEM 2. CHANGES IN SECURITIES

    (b) On September 25, 1998, the Company commenced a secondary public offering (the "Secondary Offering"), which consisted of 3,191,250 shares of its Common Stock at $27.00 per share pursuant to a registration statement (No. 333-60745) declared effective by the Securities and Exchange Commission on September 25, 1998. As of September 30, 1999, $61.5 million of the Company's net proceeds from the offering were invested in short-term financial instruments. During the period October 1, 1999 to December 31, 1999 approximately $9.4 million of the proceeds was used for working capital. At January 1, 2000, approximately
$52.1 million of the net offering proceeds from the Secondary Offering were invested in short-term financial instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on November 18, 1999.

    (b) At the Annual Meeting, the stockholders elected William T. Clifford and David C. Hodgson as Class II Directors to serve for terms of three years.

    (c) The stockholders of the Company voted on the following matters at the Annual Meeting:

       1.  the election of Class II directors to serve for terms of three years;

       2. approval of an amendment to the Company's 1996 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 shares; and

       3. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2000.

    Votes were cast for the election of William T. Clifford and David C. Hodgson as Class II directors as follows:

                                                              VOTES FOR    VOTES WITHHELD
                                                              ----------   --------------
William T. Clifford.........................................  18,432,253       66,144
David C. Hodgson............................................  18,432,298       66,099

    The amendment to the Company's 1996 Stock Option Plan to increase the number of shares reserved for issuance thereunder was approved as follows:

    11,882,231 votes for approval;
    3,395,614 votes against;
    21,295 abstentions; and
    3,199,257 broker non-votes.

    The appointment of Ernst & Young LLP as auditors for fiscal year ending June 30, 2000 was approved as follows:

    18,486,162 votes for approval;
    11,837 votes against; and
    398 abstentions.

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Exhibits.

    See exhibit list following signature page.

(c) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2000

                                                       PROBUSINESS SERVICES, INC.
                                                       (Registrant)

                                                       /s/ THOMAS H. SINTON
                                                       ---------------------------------------------
                                                       President and Chief Executive Officer

                                                       /s/ STEVEN E. KLEI
                                                       ---------------------------------------------
                                                       Senior Vice President, Finance and Chief
                                                       Financial Officer

                               INDEX TO EXHIBITS

      FOOTNOTE           NUMBER                        EXHIBIT DESCRIPTION
---------------------   --------   ------------------------------------------------------------
                  (1)    2.1       Agreement and Plan of Reorganization, dated May 23, 1996,
                                     between Registrant and Dimension Solutions.
                  (1)    2.2       Stock Acquisition Agreement, dated January 1, 1997 between
                                     Registrant and BeneSphere Administrators, Inc.
                  (3)    2.3       Agreement and Plan of Reorganization, dated as of April 27,
                                     1999, among ProBusiness Services, Inc. Runway Acquisition
                                     Corp., Clemco, Inc. and certain other parties.
                  (2)    3.1       Amended and Restated Certificate of Incorporation.
                  (1)    3.2       Bylaws of Registrant.
                  (1)    4.1       Specimen Common Stock Certificate of Registrant.
                  (1)    4.2       Amended and Restated Registration Rights Agreement, dated
                                     March 12, 1997, between Registrant, General Atlantic
                                     Partners 39, L.P., GAP Coinvestment Partners, L.P. and
                                     certain stockholders of Registrant.
                  (1)    4.3       Warrant to Purchase Stock, dated January 13, 1995, between
                                     Registrant and Silicon Valley Bank and related
                                     Antidilution and Registration Rights Agreements.
                  (1)    4.4(a)    Warrant to Purchase Stock, dated April 30, 1996, between
                                     Registrant and Coast Business Credit and related
                                     Antidilution and Registration Rights Agreement.
                  (1)    4.4(b)    Warrant to Purchase Stock, dated October 25, 1996, between
                                     Registrant and Coast Business Credit and related
                                     Antidilution and Registration Rights Agreement.
                  (1)    4.5       Warrant to Purchase Series E Preferred Stock, dated
                                     July 31, 1996, between Registrant and LINC Capital
                                     Management.
                  (1)    4.6(a)    Warrant Purchase Agreement, dated November 14, 1996, between
                                     Registrant and certain purchasers.
                  (1)    4.6(b)    Warrant to Purchase Series E Preferred Stock, dated
                                     November 14, 1996, between Registrant and T.J. Bristow and
                                     Elizabeth S. Bristow.
                  (1)    4.6(c)    Warrant to Purchase Series E Preferred Stock, dated
                                     November 14, 1996, between Registrant and
                                     SDK Incorporated.
                  (1)    4.6(d)    Warrant to Purchase Series E Preferred Stock, dated
                                     November 14, 1996, between Registrant and Laurence Shushan and Magdalena Shushan.
                  (1)    4.7(a)    Warrant to Purchase Common Stock, dated January 7, 1997,
                                     between Registrant and Louis R. Baransky.
                  (1)    4.7(b)    Warrant to Purchase Common Stock, dated January 7, 1997,
                                     between Registrant and Ben W. Reppond.
                  (1)    4.8       Form of Note issued by Registrant on October 20, 1995 and
                                     December 12, 1995.
                  (3)    4.9       Waiver and Amendment dated as of April 27, 1999, among
                                     ProBusiness Services, Inc., General Atlantic Partners 39,
                                     L.P., GAP Coinvestment Partners, L.P. and certain
                                     stockholder.
                  (3)    4.10      Registration Rights Agreement dated as of April 27, 1999,
                                     between ProBusiness Services, Inc. and certain
                                     stockholders.
                        27.1       Financial Data Schedule.

------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-23189), declared effective on September 18, 1997.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-37129) filed with the Securities and Exchange Commission on October 3, 1997.

(3) Incorporated by reference from the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on May 12, 1999.