Form 10-Q
period 2000-03-31
PROBUSINESS SERVICES INC
filed 2000-05-15
CIK 1028751

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

                      FOR THE PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                           PROBUSINESS SERVICES, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                     94-2976066
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
            incorporation)

                               4125 HOPYARD ROAD
                              PLEASANTON, CA 94588
                    (Address of principal executive offices)

                                 (925) 737-3500
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 8, 2000, there were 23,571,422 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PROBUSINESS SERVICES, INC.
                                     INDEX

                                                                        PAGE NO.
                                                                        ---------
                         PART I. FINANCIAL INFORMATION

 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

          Condensed Consolidated Balance Sheets as of March 31, 2000
            and June 30, 1999.........................................      3

          Condensed Consolidated Statements of Operations for the
            three and nine months ended March 31, 2000 and 1999.......      4

          Condensed Consolidated Statement of Stockholders' Equity for
            the nine months ended March 31, 2000......................      5

          Condensed Consolidated Statements of Cash Flows for the nine
            months ended March 31, 2000 and 1999......................      6

          Notes to Condensed Consolidated Financial Statements........      7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................      9

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.....     18

                           PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS...........................................     19

 ITEM 2.  CHANGES IN SECURITIES.......................................     19

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................     19

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     19

 ITEM 5.  OTHER INFORMATION...........................................     19

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     19

          SIGNATURES..................................................     20

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PROBUSINESS SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              MARCH 31, 2000    JUNE 30, 1999
                                                              ---------------   --------------
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................     $   49,504        $ 73,575
  Accounts receivable, net of allowances....................          8,110           4,599
  Prepaid expenses and other current assets.................          5,409           3,777
                                                                 ----------        --------
                                                                     63,023          81,951
  Payroll tax funds invested................................      1,252,771         580,452
                                                                 ----------        --------
Total current assets........................................      1,315,794         662,403
Equipment, furniture and fixtures, net......................         39,624          31,024
Other assets................................................         21,292          16,997
                                                                 ----------        --------
Total assets................................................     $1,376,710        $710,424
                                                                 ==========        ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, accrued liabilities, current portion of
    capital lease obligations and deferred revenue..........     $   32,827        $ 29,894
  Payroll tax funds collected but unremitted................      1,252,771         580,452
                                                                 ----------        --------
Total current liabilities...................................      1,285,598         610,346
Capital lease obligations, less current portion.............            420             548
Stockholders' equity........................................         90,692          99,530
                                                                 ----------        --------
Total liabilities and stockholders' equity..................     $1,376,710        $710,424
                                                                 ==========        ========

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              MARCH 31,             MARCH 31,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Revenue................................................  $30,018    $19,959    $ 74,045   $ 50,316
Operating expenses:
  Cost of providing services...........................   12,918      9,150      36,004     25,186
  General and administrative...........................    4,064      2,745      11,289      7,968
  Research and development.............................    3,194      2,981       9,043      7,250
  Client acquisition costs.............................   11,560      8,487      32,832     21,602
                                                         -------    -------    --------   --------
Total operating expenses...............................   31,736     23,363      89,168     62,006
Loss from operations...................................   (1,718)    (3,404)    (15,123)   (11,690)
Interest expense.......................................     (148)      (288)       (310)      (534)
Interest income and other, net.........................      838      1,076       2,590      2,066
                                                         -------    -------    --------   --------
Net loss...............................................  $(1,028)   $(2,616)   $(12,843)  $(10,158)
                                                         =======    =======    ========   ========
Basic and diluted net loss per share...................  $ (0.04)   $ (0.12)   $  (0.56)  $  (0.50)
                                                         =======    =======    ========   ========
Shares used in computing basic and diluted net loss per
  share................................................   23,372     21,722      23,113     20,454
                                                         =======    =======    ========   ========

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    NOTES
                                  COMMON STOCK        ADDITIONAL                  RECEIVABLE        TOTAL
                              ---------------------    PAID-IN     ACCUMULATED       FROM       STOCKHOLDERS'
                                SHARES      AMOUNT     CAPITAL       DEFICIT     STOCKHOLDERS      EQUITY
                              ----------   --------   ----------   -----------   ------------   -------------
Balances at June 30, 1999...  22,942,362     $23       $148,284      $(47,896)       $(881)        $99,530
Exercise of stock options...     284,119      --          1,980            --           --           1,980
Issuance of Stock under the
  Employee Stock Purchase
  Plan......................     228,011      --          1,905            --           --           1,905
Exercise of warrants........          --      --            120            --           --             120
Net loss and comprehensive
  loss......................          --      --             --       (12,843)          --         (12,843)
                              ----------     ---       --------      --------        -----         -------
Balances at March 31,
  2000......................  23,454,492     $23       $152,289      $(60,739)       $(881)        $90,692
                              ==========     ===       ========      ========        =====         =======

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(12,843)  $(10,158)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     7,792      5,189
    Accretion of discount on redeemable convertible
      preferred stock.......................................        --         96
    Issuance of warrants....................................        --         93
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................    (3,511)      (144)
      Prepaid expenses and other current assets.............    (1,632)    (2,153)
      Other assets..........................................      (383)    (1,793)
      Accounts payable, accrued liabilities, current portion
        of capital lease obligations and deferred revenue...     3,460      5,977
                                                              --------   --------
Net cash used in operating activities.......................    (7,117)    (2,893)
                                                              --------   --------
INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures..............   (15,521)   (12,665)
Capitalization of software development costs................    (4,783)    (3,145)
                                                              --------   --------
Net cash used in investing activities.......................   (20,304)   (15,810)
                                                              --------   --------
FINANCING ACTIVITIES
Repayments under long term debt and notes payable...........        --       (323)
Proceeds from long-term debt and notes payable..............        --        451
Proceeds from notes receivable from stockholder.............        --        153
Principal payments on capital lease obligations.............      (655)      (965)
Proceeds from issuance of redeemable and convertible
  preferred stock...........................................        --      5,045
Net proceeds from issuance of common stock..................     4,005     83,161
                                                              --------   --------
Net cash provided by financing activities...................     3,350     87,522
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........   (24,071)    68,819
Cash and cash equivalents, beginning of period..............    73,575     13,946
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 49,504   $ 82,765
                                                              ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $    310   $    262
                                                              ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
    Purchase of equipment, furniture and fixtures under
      capital leases........................................  $     --   $    283
                                                              ========   ========

           See notes to condensed consolidated financial statements.

                           PROBUSINESS SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    ProBusiness Services, Inc. ("ProBusiness" or the "Company") has prepared its interim condensed consolidated financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

    The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 1999 has been prepared from the audited consolidated financial statements of the Company.

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2000 or for any future periods.

2. BASIC AND DILUTED NET LOSS PER SHARE

    Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income (loss) per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. However, the effect of outstanding stock options has been excluded from the Company's calculation of its diluted net loss per share as their inclusion would be antidilutive. If the Company had reported net income, the calculation of diluted net income per share would have included the shares used in the computation of net loss per share, as well as an additional 1,058,000 and 1,230,000 common equivalent shares related to outstanding stock options and warrants not included above (using the treasury stock method) for the first nine months of fiscal 2000 and 1999, respectively.

3. SEGMENT INFORMATION

    The Company's Chief Operating Decision Maker, who is the President and Chief Executive Officer, evaluates performance based on a measure of consolidated gross margin, operating profit before client acquisition costs and profit or loss from operations. The accounting policies of the reportable segment are the same as those described in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. The Company's condensed consolidated statements of operations disclose the financial information of its reportable segment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise."

4. RECENTLY ISSUED ACCOUNTING STANDARDS

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending September 30, 2000. The Company has not fully assessed the impact of the adoption of SAB 101.

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS 137 deferred for one year the effective date of SFAS 133. The Company is required to adopt this statement in its fiscal 2001 and has not determined the effect, if any, that adoption will have on its consolidated financial position or consolidated results of operations.

5. BUSINESS COMBINATIONS

    In April 1999, the Company acquired Clemco, Inc. ("Conduit Parent"), the parent and sole stockholder of Conduit Software, Inc., a provider of employee relationship management applications. The merger was accounted for using the pooling of interests method of accounting and as such the Company's historical financial results for all dates and periods prior to the merger have been restated to reflect the merger. In connection with the acquisition, the Company issued 1,714,973 shares of its common stock to Conduit Parent's stockholders in exchange for all of the outstanding common and preferred stock of Conduit Parent. All outstanding options and warrants to purchase Conduit Parent's capital stock were converted into options and warrants to purchase 82,987 shares of ProBusiness common stock. In connection with the business combination, the Company incurred direct transaction costs of approximately $3,500,000, which consisted primarily of fees for investment banking, legal and accounting services incurred in conjunction with the merger. Of this, $3,342,000 was paid before March 31, 2000. The balance of $158,000 is included in current liabilities on the consolidated balance sheet and is anticipated to be paid within 12 months. The Company's consolidated results of operations include adjustments to conform the presentation and accounting policies of Conduit Parent to ProBusiness' accounting policies.

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

    The Company derives its revenue from fees charged to clients for services and income earned from investing payroll tax funds. Since 1997, the Company has experienced significant growth of its revenue, client base and average client size. Revenue increased from $27.7 million in fiscal 1997 to $74.0 million in fiscal 1999. From March 31, 1997 to March 31, 2000, the client base for payroll processing services increased from approximately 320 clients to approximately 580 clients, while the average size of the Company's payroll clients increased from approximately 900 employees to approximately 1,900 employees. The Company's revenue growth is primarily due to continued growth in its client base, an increase in the average number of employees of its clients, the introduction of new features and other services, and a high retention rate of existing payroll clients (approximately 90% for fiscal 1999). The Company does not anticipate it will sustain this rate of revenue growth in the future.

    The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes six to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding sales efforts and operations in new geographic regions. As of March 31, 2000, the Company had an accumulated deficit of $60.7 million. There can be no assurance that the Company will achieve or sustain profitability in the future.

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

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

                                                                   THREE MONTHS                NINE MONTHS
                                                                 ENDED MARCH 31,             ENDED MARCH 31,
                                                              ----------------------      ----------------------
                                                                2000          1999          2000          1999
                                                              --------      --------      --------      --------
STATEMENTS OF OPERATIONS DATA:
Revenue.....................................................   100.0%        100.0%        100.0%        100.0%
Operating expenses:
  Cost of providing services................................    43.0%         45.8%         48.6%         50.1%
  General and administrative................................    13.5%         13.8%         15.2%         15.8%
  Research and development..................................    10.6%         14.9%         12.2%         14.4%
  Client acquisition costs..................................    38.5%         42.5%         44.3%         42.9%
                                                               -----         -----         -----         -----
Total operating expenses....................................   105.7%        117.1%        120.4%        123.2%
Loss from operations........................................    (5.7)%       (17.1)%       (20.4)%       (23.2)%
Interest expense............................................    (0.5)%        (1.4)%        (0.4)%        (1.1)%
Interest income and other, net..............................     2.8%          5.4%          3.5%          4.1%
                                                               -----         -----         -----         -----
Net loss....................................................    (3.4)%       (13.1)%       (17.3)%       (20.2)%
                                                               =====         =====         =====         =====

    REVENUE. Revenue increased 50.4% in the third quarter and 47.2% in the first nine months of fiscal 2000 when compared with the same periods of fiscal 1999, primarily due to increases in the number and average size of the Company's payroll and tax clients. Interest income earned on payroll tax funds invested was $9.3 million and $20.7 million for the third quarter and for the first nine months of fiscal 2000, respectively, as compared to $6.5 million and $13.5 million for the same periods of fiscal 1999. The increases were primarily attributable to higher average daily payroll tax fund balances.

    COST OF PROVIDING SERVICES. Cost of providing services increased by 41.2% in the third quarter and 42.9% for the first nine months of fiscal 2000 when compared with the same periods of fiscal 1999. Cost of providing services decreased as a percentage of revenue to 43.0% and 48.6% for the third quarter and first nine months of fiscal year 2000, respectively, from 45.8% and 50.1% for the third quarter and first nine months of fiscal 1999, respectively. The increases in absolute dollars were primarily due to increased personnel in operations such as account management, production and payroll tax services resulting from an increase in the payroll and tax client base, and to a lesser extent, increases in personnel expenses related to the Company's benefits administrative services.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 48.1% in the third quarter and 41.7% for the first nine months of fiscal 2000 when compared with the same periods of fiscal 1999, and decreased as a percentage of revenue to 13.5% and 15.2%, respectively, in the third quarter and first nine months of fiscal 2000 from 13.8% and 15.8% in the third quarter and first nine months of fiscal 1999, respectively. The increases in absolute dollars were primarily due to hiring of additional management and administrative personnel to support the Company's growth.

    RESEARCH AND DEVELOPMENT. Research and development expenses ("R&D") increased 7.1% in the third quarter of fiscal 2000 and 24.7% for the first nine months of fiscal 2000 when compared with the same periods of fiscal 1999. R&D decreased as a percentage of revenue to 10.6% and 12.2% in the third quarter and first nine months of fiscal 2000, respectively, from 14.9% and 14.4% in the third quarter and first nine months of fiscal 1999, respectively. The increases in absolute dollars were primarily a result of increases in personnel costs related to the accelerated development of the web-enabled portion of Golden Gate, the Company's next-generation, fully-integrated product, and to costs related to the development of enhancements to and new features for the Company's existing services. Capitalized software development costs were $1.7 and $4.8 million for the third quarter and first nine months of fiscal 2000, respectively, compared to $1.0 million and $3.0 million for the third quarter and first nine months of fiscal 1999, respectively. In the third quarter and first nine months of fiscal 2000, capitalized software costs primarily included costs incurred for the development of Golden Gate. The Company believes that software development costs are essential to technology and product leadership and expects such costs to continue to be significant.

    CLIENT ACQUISITION COSTS. Client acquisition costs increased 36.2% and 24.7% in the third quarter and first nine months of fiscal 2000, respectively, when compared with the same periods of fiscal 1999. Client acquisition costs decreased as a percentage of revenue to 38.5% in the third quarter of fiscal 2000 from 42.5% in the third quarter of fiscal 1999, and increased as a percentage of revenue to 44.3% in the first nine months of fiscal 2000 from 42.9% in the first nine months of fiscal 1999. The increases in absolute dollars and as a percentage of revenue for the first nine months of fiscal 2000 were primarily attributable to additional investments made in an effort to capture market share by expanding the Company's sales, implementation and marketing workforce for payroll and national tax services.

    INTEREST EXPENSE. Interest expense decreased 48.6% and 41.9% for the third quarter and first nine months of fiscal 2000, respectively, when compared with the same periods of fiscal 1999. Interest expense decreased as a percentage of revenue to 0.5% and 0.4% for the third quarter and first nine months of fiscal year 2000, respectively, from 1.4% and 1.1% for the third quarter and first nine months of fiscal 1999, respectively. The decrease in absolute dollars for the nine-month period was primarily due to a decrease in interest expense attributable to capital leases.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net, decreased 22.1% in the third quarter and increased 25.4% for the first nine months of fiscal 2000 when compared with the same periods of fiscal 1999. Interest income and other, net, decreased as a percentage of revenue to 2.8% and 3.5% in the third quarter and first nine months of fiscal 2000, respectively, from 5.4% and 4.1% in the third quarter and first nine months of fiscal 1999, respectively. The decreases were primarily due to lower cash and investment balances when compared to the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000, the Company's principal sources of liquidity included $49.5 million of cash and cash equivalents and a secured $20 million revolving line of credit which expires in December 2000. There were no outstanding borrowings under the line of credit as of March 31, 2000.

    Net cash used in operating activities was $7.1 million and $2.9 million for the first nine months of fiscal 2000 and 1999, respectively. The net cash used in operating activities for the first nine months of fiscal 2000 was primarily attributable to the net loss for the period and an increase in net accounts receivable, prepaid expenses and other assets, partially offset by depreciation and amortization and an increase in accounts payable, accrued liabilities and deferred revenue.

    Net cash used in investing activities was $20.3 million and $15.8 million for the first nine months of fiscal 2000 and 1999, respectively. The increase in net cash used in investing activities related primarily to purchases of equipment, furniture and fixtures and an increase in capitalization of software development costs.

    Net cash provided by financing activities was $3.4 and $87.5 million for the first nine months of fiscal 2000 and 1999, respectively. Net cash provided by financing activities for the first nine months of fiscal 1999 consisted of $80.7 million of net proceeds from the Company's follow-on public offering of common stock in September 1998.

    The Company believes that existing cash and cash equivalent balances, amounts available under its current credit facility and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    OPERATING LOSSES; NEED TO COMMIT TO EXPENSE IN ADVANCE OF REVENUES. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding its sales efforts and operations to new geographic regions. As of March 31, 2000, the Company had an accumulated deficit of $60.7 million. The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes six to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. In connection with the acquisition of each new client, the Company incurs substantial client acquisition costs, which consist primarily of sales and implementation expenses and, to a lesser extent, marketing expenses. The Company's ability to achieve profitability will depend in part upon its ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve or sustain profitability in the future could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

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

    RISKS ASSOCIATED WITH STRATEGIC ACQUISITIONS AND INVESTMENTS.  In
April 1999, the Company acquired Conduit Parent, a provider of Employee Relationship Management applications, in a transaction accounted for using the pooling of interests method of accounting. There can be no assurance that this acquisition will be effectively assimilated into the Company's business. The integration of Conduit Parent will place a burden on the Company's management. Such integration is subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, the difficulty associated with assimilating the personnel and operations of the acquired company, the potential disruption of the Company's ongoing business, the maintenance of uniform standards, controls, procedures and policies, and the impairment of the Company's reputation and relationships with employees and clients. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with its acquisition of Conduit Parent.

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

    MANAGEMENT OF GROWTH. The Company's business has grown significantly in size and complexity over the past five years. This growth has placed, and is expected to continue to place, significant demands on the Company's management, systems, internal controls and financial and physical resources. In order to meet such demands, the Company intends to continue to hire new employees, open new offices to attract clients in new geographic regions, increase expenditures on research and development, invest in new equipment and make other capital expenditures. In addition, the Company expects that it will need to develop further its financial and managerial controls and reporting systems and procedures to accommodate any future growth. Failure to expand any of the foregoing areas in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations. The Company established facilities for sales and implementation in New Jersey and in Georgia and moved their administrative services center from Bellevue to Bothell, Washington during fiscal 1999. Any inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    There have been no material changes in the Company's market risk during the nine month period ended March 31, 2000. For additional information on market risk see "Additional Factors That May Affect Future Results--Investment Risks" contained on page 14 of this Quarterly Report and page 7 of the Company's 1999 Annual Report to Stockholders under the heading "Additional Factors That
May Affect Future Results--Investment Risks" (which is incorporated by reference into Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 1999.)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

(b) On September 25, 1998, the Company commenced a follow-on public offering (the "Secondary Offering"), which consisted of 3,191,250 shares of its Common Stock at $27.00 per share pursuant to a registration statement (No. 333-60745) declared effective by the Securities and Exchange Commission on September 25, 1998. As of December 31, 1999, $52.1 million of the Company's net proceeds from the offering were invested in short-term financial instruments. During the period January 1, 2000 to March 31, 2000, approximately $2.6 million of the proceeds was used for working capital. At April 1, 2000, approximately $49.5 million of the net offering proceeds from the Secondary Offering were invested in short-term financial instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Exhibits.

    None.

(c) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 PROBUSINESS SERVICES, INC.
Dated: May 15, 2000                                                     (Registrant)

                                                                    /s/ THOMAS H. SINTON
                                                      ------------------------------------------------
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                                     /s/ STEVEN E. KLEI
                                                      ------------------------------------------------
                                                             SENIOR VICE PRESIDENT, FINANCE AND
                                                                  CHIEF FINANCIAL OFFICER