Form 10-K
period 2000-06-30
PROBUSINESS SERVICES INC
filed 2000-09-28
CIK 1028751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-K

                                   -----------

                                   (Mark One)

 /X/ Annual Report pursuant to Section 13 or 15 of the Securities
     Exchange Act of 1934 (no fee required)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

 / / Transition report pursuant to Section 13 or 15 of the Securities
     Exchange Act of 1934 (no fee required)

                                   -----------

                           ProBusiness Services, Inc.
             (Exact name of Registrant as specified in its charter)

                                   -----------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
-------------------                                        -------------------
       None                                                       None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

                                   -----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $385,464,000 as of June 30, 2000 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date.

       As of September 12, 2000, there were 23,609,904 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2000 are incorporated by reference into Part II. Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be held November 16, 2000 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PROBUSINESS SERVICES, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I
Item 1.                     Business.........................................................................          3
Item 2.                     Properties.......................................................................          7
Item 3.                     Legal Proceedings................................................................          7
Item 4.                     Submission of Matters to a Vote of Security Holders..............................          7
PART II
Item 5.                     Market for Registrant's Equity and Related Stockholder Matters...................          8
Item 6.                     Selected Financial Data..........................................................          8
Item 7.                     Management's Discussion and Analysis of Financial Condition and Results of
                            Operations.......................................................................          9
Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk.......................          9
Item 8.                     Financial Statements and Supplementary Data......................................          9
Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial
                            Disclosure.......................................................................          9
PART III
Item 10.                    Directors and Executive Officers of the Company..................................         10
Item 11.                    Executive Compensation...........................................................         11
Item 12.                    Security Ownership of Certain Beneficial Owners and Management...................         11
Item 13.                    Certain Relationships and Related Matters........................................         11
PART IV
Item 14.                    Exhibits, Financial Statement Schedules, and Reports on Form 8K..................         12
                            Signatures.......................................................................         13

                           PROBUSINESS SERVICES, INC.
                                     PART I.
         This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These foward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. ProBusiness undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

OVERVIEW

          ProBusiness is a leading provider of comprehensive outsourced administrative services for large employers nationwide. The Company's primary service offerings are payroll processing, payroll tax filing, benefits administration services human resources software, Shared Services and Web-based self-service. The Company's proprietary PC-based payroll system offers the cost-effective benefits of outsourcing and high levels of client service, while providing the flexibility, control, customization and integration of an in-house system. As of June 30, 2000, the Company provided services to approximately 2,000 clients. As of June 30, 2000, the Company provided payroll processing services to approximately 600 clients with an aggregate of approximately 1,180,000 active employees and an average of approximately 1,965 employees. For the quarter ended June 30, 2000, the Company processed 8.2 million checks for the Company's payroll clients. In addition to providing tax filing services for its payroll clients, as of June 30, 2000 the Company provided national tax filing services to 148 clients with an aggregate of approximately 2.4 million employees and an average of more than 16,350 employees.

          The Company differentiates itself from its competitors through its proprietary PC-based technology, high quality, responsive and professional client service and focus on the needs of large employers. The Company combines its PC-based technology and personalized client service to provide a broad range of service offerings, including payroll processing, payroll tax filing, benefits administration services, human resources software, Shared Services and Web-based self-service. In addition, the Company provides large employers with the cost-effective benefits of outsourcing and high levels of client service, while providing the flexibility, system control, customization and integration of an in-house system.

          ProBusiness develops a business partnership with each client by assessing each client's payroll processing needs, reengineering and designing the client's payroll systems and processes and implementing a cost-effective solution. The Company maintains an ongoing relationship with each client using a strategic team of specialists led by a personal account manager who proactively manages each client's account and marshals the resources of the team to meet the client's specific needs. ProBusiness maintains a low client-to-account manager ratio to offer clients accessible and responsive account management. The Company believes that its low client-to-account manager ratio and its focus on client service are key factors in enabling the Company to achieve a high payroll client retention rate, which was approximately 90% for fiscal 2000.

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

SERVICE OFFERINGS

         The Company provides a broad range of employee administrative services, including payroll processing, payroll tax filing, benefits administration services, human resources software, Shared Services and Web-based self-service. The Company intends to expand its service offerings through future acquisitions, alliances and investments and intends to develop enhancements to its existing services internally.

     PAYROLL PROCESSING

         The Company processes time and attendance data to calculate and produce employee paychecks, direct deposits and reports for its clients. Clients receive paychecks and reports within 24 to 48 hours of the Company's receipt of the data electronically submitted from the client. The Company's system is highly configurable to meet the specialized and, often times, complex needs of larger employers, yet maintains the ability to provide high volume processing. The system integrates easily with the client's general ledger, human resources and time and attendance systems. In addition, the Company offers many sophisticated features, including the automatic enrollment and tracking of paid time off, proration of compensation for new hires and integrated garnishment processing.

     PAYROLL TAX FILING

         The Company collects contributed employer and employee payroll tax funds from clients, deposits such funds with tax authorities when due, files all payroll tax returns and reconciles the client's account. The Company will also represent the client before tax authorities in disputes or inquiries. Substantially all existing payroll clients utilize the Company's payroll tax service.

     BENEFITS ADMINISTRATION SERVICES

         The Company's benefits administration services include flexible benefits enrollment and processing, COBRA administration and consolidated billing and eligibility tracking. These services include data management, reconciliation, transaction processing, employee inquiry management and client service.

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

     SHARED SERVICES

         The Company's Shared Service center serves as an extension of our client's business. The Company manages employee inquiries and front-office services for payroll, HR and benefits, as well as our traditional back-office processing services. Front office administration is a service offering whereby ProBusiness assumes the management of a client's transactional administration, including recording and verifying time, issuing manual checks, enrolling employees in flexible spending benefit programs and auditing and balancing payroll.

     WEB-BASED SELF-SERVICE APPLICATIONS

         The Company's self-service applications provide employers with a complete range of employee relationship management applications. Employers have a Web-based tool to facilitate human resource and payroll processes and to empower employees with self-directed administration services. ProBusiness leads the industry with Web-based self-service, including its Employees Service Portal and Client Services Portal.

     POTENTIAL FUTURE OFFERINGS

         The Company continually evaluates the addition of add-on service offerings to expand the breadth of its solution through alliances, acquisitions or internal development. Such additional services include time and attendance, travel and entertainment, unemployment insurance and 401(k) plans.

CLIENT SERVICE

         The Company believes that its focus and dedication to providing high levels of client service is a competitive advantage in the large employer market. ProBusiness develops a business partnership with each client by assessing each client's payroll processing needs, reengineering and designing the client's payroll system and process and implementing a value-added solution. The Company maintains an ongoing relationship with each client using a strategic team that includes a sales representative, a sales analyst, a senior project manager, an account manager and numerous functional, regulatory and technical support specialists. The Company intends to continue providing its clients with a high level of service by hiring professionals who are experienced in their fields. Most service personnel have experience in payroll, accounting, human resources or financial services industries, and many hold Certified Public Accountant or Certified Payroll Professional accreditation.

         The Company continually monitors the quality of its service through client feedback mechanisms. The Company obtains valuable insights into the needs of its clients through its partnership with each client and from client responses to surveys, which are conducted semi-annually. The Company uses this information to help develop, identify and optimize new service offerings and improve the level of service provided to clients. The Company also uses client feedback as a basis for incentive compensation and recognition of achievements.

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

     IMPLEMENTATION

         Upon engagement by a client, the Company assigns a team of technical support specialists, headed by a senior project manager who leads the transition from the client's former payroll system to the Company's system. The senior project manager works with the client, the sales analyst and technical support specialists to integrate the Company's payroll system with the client's other systems and to customize the system to improve the client's payroll processes. The Company uses its systems integration expertise to facilitate the integration of its payroll processing system with the client's existing hardware and software. The implementation process generally takes three to nine months or longer, depending on the complexity of the client's payroll processes and systems and the size of the client.

     ACCOUNT MANAGEMENT

         An account manager is assigned to each client during the implementation process and serves as the client's day-to-day contact at the Company. The account manager coordinates the efforts of the Company's functional, regulatory and technical support specialists as necessary. The account manager visits each client regularly and establishes an annual business plan with the client that details scheduled payroll events such as open enrollment periods for employee benefits plans or software system changes. This annual business plan allows the Company to provide clients with uninterrupted payroll services during these periods. Account managers use a comprehensive client relationship management system to record and track all client calls, record client feedback and help ensure that the client's needs are addressed promptly and thoroughly. The Company maintains a low client-to-account manager ratio to offer clients accessible and responsive account management.

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

     TECHNOLOGY

         The Company's proprietary PC-based technology for its payroll services provides a platform for delivering high levels of service together with the flexibility and control of an in-house system. The Company creates a mirrored version of each client's system, which allows the Company's account managers to access client information using the same data, programs and screens as the client uses on its PC network. This enables the Company to quickly and easily identify client problems or modify application programs in response to client requests. The client maintains control by having direct access to all calculation programs and all historical and transactional data, which also provides the client with flexibility to respond quickly to employee and third-party inquiries, to fully analyze payroll data and to generate management reports. The Company's intuitive Windows-based interface makes navigation simple and allows new users to be trained quickly. The Company has developed a suite of online self-service administrative services applications accessible through the Internet that enable our clients' employees to view paychecks and other compensation and benefits data.

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

     CLIENTS

         The Company targets large companies with complex and changing business needs in diverse industries. As of June 30, 2000, the Company provided services to approximately 2,000 clients. Of these clients, approximately 600 were payroll processing clients, with an aggregate of approximately 1,180,000 active employees and an average of approximately 1,965 employees. For the quarter ended June 30, 2000, the Company processed
8.2 million payroll checks for the Company's payroll clients. The Company began providing national tax filing services to clients in 1996 and, as of June 30, 2000, provided these services to 148 clients with an aggregate of more than 2.4 million employees and an average of more than 16,350 employees. For fiscal 2000, no client accounted for more than 3% of the Company's revenue.

         The Company believes that its low client-to-account manager ratio and its focus on client service are key factors in enabling the Company to achieve a high payroll client retention rate, which was approximately 90% for fiscal 2000. Historically, the Company's client retention rates have been negatively impacted primarily due to clients ceasing to use the Company's services following a merger or sale of the client. The Company generally executes multi-year contracts that contain penalties for early termination.

     SALES AND MARKETING

         The Company employs a direct sales force to gain new clients and increase the number of services provided to existing clients. The Company currently targets large employers through direct marketing, trade shows and active participation in local chapters of the American Payroll Association. The Company uses a team selling approach, whereby sales analysts and sales representatives collaborate to assess a potential client's needs and develop a cost-effective solution. The payroll and payroll tax sales cycle typically ranges from three to twelve months or longer. The Company utilizes a combination of direct sales and insurance brokers to attract new benefits administration clients.

         The Company seeks to attract and retain experienced industry sales representatives. The Company believes that its long-term competitiveness depends on increasing further its national presence. The Company believes that continuing to add direct sales representatives in major metropolitan areas throughout the United States is the most effective means of increasing its national client base. Over the past few years, the Company has added sales and implementation representatives covering major metropolitan areas, including Atlanta, Chicago, Dallas, New York, Philadelphia and Seattle. The Company continues to expand operations in its Atlanta facility by adding implementation, account management and development resources.

         The Company's marketing department provides product definition, target market strategies, competitive intelligence, support materials and marketing communications to sales representatives, promotes public relations, conducts direct marketing campaigns, manages trade show participation and develops and manages its corporate Web site.

         As part of its strategy to provide a comprehensive suite of employee administrative services, the Company has entered into strategic alliances with industry leaders, including Oracle Corporation and SAP AG. These alliances enable the Company to provide full connectivity between the Company's payroll and payroll tax solution and its strategic partner's human resources application programs. The Company has also formed an alliance to provide services to clients jointly with Sheakly UniService, a leading provider of unemployment cost control and employment verification services.

     RESEARCH AND DEVELOPMENT

         The Company intends to continue investing substantial resources to further develop a comprehensive and fully integrated suite of employee administrative services and extend the functionality of its proprietary processing systems. In addition, the Company has invested substantial resources and will continue to invest substantial resources in developing Golden Gate, an integrated payroll and human resources system utilizing advanced n-tier technology that will initially run on Windows 95, Windows 98 and Windows NT. If these service offerings or Golden Gate are not successfully developed or, if developed, do not achieve market acceptance, the Company's results of operations and reputation will be harmed.


     COMPETITION

         The market for the Company's services is intensely competitive, subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. The Company primarily competes with several public and private payroll service providers such as Automatic Data Processing, Inc. and Ceridian Corporation, as well as other regional competitors. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than the Company. In addition, certain of these companies offer more services or features than the Company and have processing facilities located throughout the United States. The Company also competes with in-house employee services departments and, to a lesser extent, banks and local payroll companies. With respect to benefits administration services, the Company competes with insurance companies, benefits consultants and other local benefits outsourcing companies. The Company may also compete with marketers of related products and services that may offer payroll or administrative services in the future. The Company has experienced, and expects to continue to experience, competition from new entrants into its markets. Increased competition could result in pricing pressures, loss of market share and loss of clients, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

         As of June 30, 2000, the Company had approximately 1,050 full-time employees. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

         The Company's headquarters are located in Pleasanton, California and consist of approximately 205,000 square feet of office space leased through April 2015. The Company also maintains five satellite offices, located as follows: Irvine, California, a 14,000 square foot implementation and back-up payroll facility, leased through May 2002; Bothell, Washington, a 45,000 square foot operations center housing the Company's Shared Services and benefits administration center; Norcross, Georgia, a 15,000 square foot sales, implementation and operations center, leased through June 2001; Bridgewater, New Jersey, an 8,000 square foot sales and implementation center, leased through April 2001; and Dayton, Ohio, a 1,000 square foot field sales office, leased through September 2000.

         The Company believes that its existing facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to routine litigation incidental to its business. In the opinion of management, no such current or pending lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2000.

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

                                                                                           HIGH     LOW
                                                                                           ----     ---
FISCAL 1999:
First Quarter........................................................................      $43.13   $22.38
Second Quarter.......................................................................      $47.50   $27.25
Third Quarter........................................................................      $44.75   $29.75
Fourth Quarter.......................................................................      $42.00   $24.50
FISCAL 2000:
First Quarter........................................................................      $37.00   $26.25
Second Quarter.......................................................................      $36.00   $18.38
Third Quarter........................................................................      $32.63   $23.13
Fourth Quarter.......................................................................      $28.31   $21.56

         On September 12, 2000, there were 5,339 beneficial holders of record of the Company's Common Stock. The last reported sale price per share of the Common Stock on September 14, 2000 on the Nasdaq National Market was $26.25.

         On August 1, 2000, the Company authorized, issued and sold 1,132,075 shares of 6.9% Senior Convertible Preferred Stock to three venture capital investors affiliated with General Atlantic Partners, LLC at $26.50 per share for an aggregate purchase price of $30 million.

         (b) The Company raised net proceeds of $80.7 million in a secondary public equity offering in September 1998. As of June 30, 2000, $27.6 million of these net proceeds remain. During fiscal 2000, the Company used $6.5 million to fund operations, $40.9 million to fund investing activities and $5.4 million to fund financing activities.

ITEM 6. SELECTED FINANCIAL DATA

                                                                             YEAR ENDED JUNE 30,
                                                        ---------------------------------------------------------------
                                                            1996        1997         1998         1999        2000
                                                            ----        ----         ----         ----        ----
Total revenue..........................................    $ 14,098    $ 27,675     $ 46,534     $ 70,145    $  104,072
Loss from operations...................................    $ (2,820)   $ (7,495)    $ (9,984)    $(18,393)** $  (16,832)
Net loss...............................................    $ (3,238)   $ (8,643)    $ (9,840)    $(16,109)   $  (13,917)
Gross margin...........................................    $  7,509    $ 13,763     $ 22,484     $ 35,636    $   54,694
Net loss per share*....................................                $  (0.78)    $  (0.60)    $  (0.77)   $    (0.60)
Shares used in computing basic and diluted net loss
   per share*..........................................                  11,079       16,535       21,033        23,229
Total assets...........................................    $118,036    $201,499     $377,475     $710,424    $1,182,221
Payroll tax funds......................................    $106,339    $177,626     $332,667     $580,452    $1,054,903
Operating profit before client acquisition and merger
   costs..............................................     $  3,453    $  4,757     $  8,836     $ 14,969    $   26,930

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In fiscal 2000, the Company held certain derivative based products to mitigate interest rate fluctuation risk. In relation to these products, a $4.6 million pledge, reported as restricted cash, was deposited with a secured party. These funds represent the collateral required under the corresponding swap agreement. The collateral exposure associated with the various interest rate swap agreements are limited by interest rate caps held by the Company. As of June 30, 2000, the Company held two interest rate cap agreements with expiration dates of December 2000 and April 2002 and cap rates of 7.75% and 8.0%, respectively. The aggregate fair values of these cap agreements were a positive $219,000.

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

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers and directors of the Company as of September 28, 2000.

NAME                                       AGE                                  POSITION
----                                       ---                                  --------
Thomas H. Sinton........................   52    Chairman of the Board, President, Chief Executive Officer, Director
Jeffrey M. Bizzack......................   40    Executive Vice President, Sales and Services
Jerry W. Blalock........................   51    Executive Vice President and Group General Manager
Steven E. Klei..........................   40    Executive Vice President, Finance, Chief Financial Officer and Secretary
Glenda M. Citragno......................   35    Vice President, Finance and Chief Accounting Officer
William T. Clifford.....................   54    Director
David C. Hodgson(1)(2)..................   43    Director
Ronald W. Readmond(1)(2)................   57    Director
Thomas P. Roddy(1)......................   65    Director

-----------

(1)      Member of the Audit Committee.

(2)      Member of the Compensation Committee.

          MR. SINTON, founder of the Company, has served as a Director of the Company since the Company's incorporation in October 1984. Since March 1993 Mr. Sinton has served as the President and Chief Executive Officer of the Company. Since December 1996, and for a period between September 1989 and February 1993, Mr. Sinton served as Chairman of the Board. Mr. Sinton holds a B.A. degree in English Literature, Magna Cum Laude, from Harvard University, an M.S. degree in Food Science from the University of California at Davis and an M.B.A. degree from Stanford University. Mr. Sinton received a Fulbright Fellowship to study at the University of Vienna in Vienna, Austria.

          MR. BIZZACK has served as Executive Vice President, Sales and Services since February 2000. From July 1993 to February 2000, Mr. Bizzack served as Senior Vice President, Sales of the Company. From October 1992 to July 1993, Mr. Bizzack served as Vice President, Sales of the Company. From October 1988 to October 1992, Mr. Bizzack served as a District Sales Manager of the Company. Mr. Bizzack attended Saint Mary's College.

          MR. BLALOCK has served as Executive Vice President and General Manager since February 2000. From August 1999 to February 2000, Mr. Blalock served as Senior Vice President, Operations and General Group Manager of the Company and as Senior Vice President and General Manager, Payroll and Tax from August 1998 to August 1999. From October 1996 to August 1998, Mr. Blalock served as Vice President and Regional General Manager for Anacomp Corporation, a provider of document imaging services. From January 1995 to October 1996 Mr. Blalock served as president and founder of the Axion Group, a provider of resume scanning services. From March 1992 to December 1994 Mr. Blalock served as Divisional President of Delphi Information Systems, a provider of automation systems to property and casualty insurers. Mr. Blalock attended the University of La Verne.

          MR. KLEI has served as Executive Vice President, Finance of the Company since February 2000. Mr. Klei served as Senior Vice President, Finance of the Company since August 1997, as Chief Financial Officer of the Company since July 1995 and as Secretary of the Company since August 1996. Mr. Klei served as Vice President, Finance from July 1995 to August 1997. From April 1993 to July 1995, Mr. Klei was Corporate Controller for Esprit de Corp, an apparel company. Mr. Klei holds a B.S. degree in Accounting from Central Michigan University and is a Certified Public Accountant.

          MS. CITRAGNO has served as Vice President, Finance and Chief Accounting Officer of the Company since July 2000, as Senior Director and Corporate Controller, Finance from June 1999 to July 2000 and as Director and Corporate Controller from January 1997 to June 1999. Ms. Citragno served as Corporate Controller, Finance and Administration for Verifone, Inc. from June 1994 to January 1997. Ms. Citragno holds a B.A. degree in Economics from the University of California, Santa Barbara and is a Certified Public Accountant.

          MR. CLIFFORD has served as a Director of the Company since August 1997. Mr. Clifford has served as Chairman of Warrantycheck.com since November 1999. Mr. Clifford served as the Chief Executive Officer of Gartner Group, Inc. from January 1999 to October 1999 and as the President of Gartner Group, Inc. since October 1997. From April 1995 to January 1999, he was the Chief Operating Officer of Gartner Group, Inc., and from October 1993 to September 1997, he was Executive Vice President, Operations of Gartner Group, Inc. From December 1988 to October 1993, Mr. Clifford held various positions at Automatic Data Processing, Inc., including President of National Accounts and Corporate Vice President, Information Services. Mr. Clifford holds a B.A. degree in Economics from the University of Connecticut.

          MR. HODGSON has served as a Director of the Company since March 1997. Mr. Hodgson is a Managing Member of General Atlantic Partners LLC ("GAP LLC") and has been with GAP LLC since 1982. Mr. Hodgson is also a director of Baan Company, N.V., a publicly-traded software company, Atlantic Data Services, Inc., a publicly-traded information technology consulting company, and several other privately-held software companies, in which GAP LLC or one of its affiliates is an investor. Mr. Hodgson holds an A.B. degree in Mathematics from Dartmouth College and a M.B.A. degree from Stanford University.

          MR. READMOND has served as a Director of the Company since February 1997. Mr. Readmond has served as Vice Chairman of Wit Capital Group Incorporated since June 2000. Mr. Readmond served as President and Chief Operating Officer of Wit Capital Group Incorporated June 1998 to June 2000 and has been an advisor of Barbour Griffith & Rogers, a lobbying firm, and Chairman of International Equity Partners, L.P., a private equity and project development company since January, 1997. From August 1989 to December 1996, Mr. Readmond held various positions at Charles Schwab & Co. Inc., most recently serving as Vice Chairman. Mr. Readmond holds a B.A. degree in Economics from Western Maryland College.

          MR. RODDY has served as a Director of the Company since 1992. Since 1988, Mr. Roddy has served as President and Chief Executive Officer of Lafayette Investments Inc., an investment banking and investment advisory company. Mr. Roddy holds a B.S. degree in Biochemistry from Villanova University.

          Mr. Hodgson was nominated and elected as a Director of the Company pursuant to an agreement entered into between the Company, GAP LLC and Thomas H. Sinton and his affiliates, in connection with the sale of Preferred Stock by the Company to GAP LLC. Under such agreement, GAP LLC and Mr. Sinton and his affiliates agreed to vote their shares to elect one director to the Board of Directors designated by GAP LLC until the 2000 annual meeting of the Company's shareholders. Mr. Hodgson's current term as a Class II director expires at the Company's 2002 annual meeting.

          Under the terms of the August 2000 investment by affiliates of GAP LLC in the Company's 6.9% Senior Convertible Preferred Stock, as long as GAP LLC or its affiliates own a majority of this Convertible Preferred Stock, the holders of the Convertible Preferred Stock are entitled to elect one director to the Company's Board of Directors.

          The Board of Directors consists of five members divided into three classes. One class of directors is elected annually and its members hold office for a three-year term or until their successors are duly elected and qualified, or until their earlier removal or resignation. The number of directors may be changed by a resolution of the Board of Directors. Executive officers are appointed by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

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

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all forms they file. Based solely on its review of the copies of such forms received by the Company and written representations from certain reporting persons, the Company believes that, during fiscal 2000, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were satisfied, except that a Form 3 was filed late for Jerry W. Blalock, Executive Vice President and Group General Manager, in September 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required is set forth in the Company's definitive Proxy Statement in the sections entitled "Executive Officer Compensation" and "Election of Class III Directors" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP

          The information required is set forth in the Company's definitive Proxy Statement in the section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required is set forth in the Company's definitive Proxy Statement in the section entitled "Certain Transactions" and is incorporated herein by reference.

                                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       The following documents are filed as a part of this Report:

          1. FINANCIAL STATEMENTS: The following Consolidated Financial Statements of ProBusiness, Services, Inc. and Report of Ernst & Young LLP, Independent Auditors, are incorporated by reference from the 2000 Annual Report to Stockholders:

                           Consolidated Balance Sheets as of June 30, 1999 and 2000

                           Consolidated Statements of Operations for the years ended June 30, 1998, 1999 and 2000

                           Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1999 and 2000

                           Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1999 and 2000

                           Notes to Consolidated Financial Statements

                           Report of Ernst & Young LLP, Independent Auditors

          2. FINANCIAL STATEMENT SCHEDULE: The following financial statement schedule of ProBusiness Services, Inc. for the fiscal years ended June 30, 1998, 1999 and 2000 is filed as part of this Report and should be read in conjunction with the consolidated Financial Statements of ProBusiness Services, Inc.:

                           Schedule II Valuation Allowance

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

(b)       REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the quarter ended June 30, 2000.

(c)       EXHIBITS: See Item (a) above.

(d)       FINANCIAL STATEMENT SCHEDULES: See Item (a) above.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Pleasanton, state of California, on this 28th day of September, 2000.

                           PROBUSINESS SERVICES, INC.

                           By:          /s/ THOMAS H. SINTON
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURE                                              TITLE                                         DATE
                ---------                                              -----                                         ----
           /s/ THOMAS H. SINTON            President, Chief Executive Officer and Director                 September 28, 2000
------------------------------------------ (Principal Executive Officer)
            Thomas H. Sinton


           /s/ STEVEN E. KLEI              Executive Vice President, Finance, Chief Financial Officer      September 28, 2000
------------------------------------------ and Secretary (Principal Financial Officer)
             Steven E. Klei

         /s/ GLENDA M. CITRAGNO            Vice President, Finance and Chief Accounting Officer            September 28, 2000
------------------------------------------ (Principal Accounting Officer)
           Glenda M. Citragno

         /s/ WILLIAM T. CLIFFORD           Director                                                        September 28, 2000
------------------------------------------
           William T. Clifford

          /s/ DAVID C. HODGSON             Director                                                        September 28, 2000
------------------------------------------
           David C. Hodgson(2)

         /s/ RONALD W. READMOND            Director                                                        September 28, 2000
------------------------------------------
           Ronald W. Readmond

           /s/ THOMAS P. RODDY             Director                                                        September 28, 2000
------------------------------------------
             Thomas P. Roddy

                                                    SCHEDULE II

                                            PROBUSINESS SERVICES, INC.
                                                  (IN THOUSANDS)

VALUATION ALLOWANCE

                                                                        YEAR ENDED JUNE 30,
                                                                        -------------------
DEFERRED TAX ASSETS:                                               1998         1999        2000
--------------------                                               ----         ----        ----
Balance at beginning of year                                     $6,560      $10,864     $17,829
Additions                                                         4,304        6,965       5,647
Reductions                                                         -           -           -
Balance at end of year                                          $10,864      $17,829     $23,476

                                                                        YEAR ENDED JUNE 30,
                                                                        -------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:                                   1998         1999        2000
--------------------------------                                   ----         ----        ----
Balance at beginning of year                                       $386         $443        $816
Additions                                                           127          397         990
Reductions                                                           70           24         121
Balance at end of year                                             $443         $816      $1,685

                                                 INDEX TO EXHIBITS

  FOOTNOTE     NUMBER                                         EXHIBIT DESCRIPTION
  --------     ------                                         -------------------
   (1)          2.1     Agreement and Plan of Reorganization, dated May 23, 1996, between Registrant and Dimension
                        Solutions.
   (1)          2.2     Stock Acquisition Agreement, dated January 1, 1997, between Registrant and BeneSphere
                        Administrators, Inc.
   (4)          2.3     Agreement and Plan of Reorganization, dated as of April 27, 1999, among ProBusiness Services, Inc.,
                        Runway Acquisition Corp., Clemco, Inc. and certain other parties.
   (2)          3.1     Amended and Restated Certificate of Incorporation.
   (1)          3.2     Bylaws of Registrant.
   (1)          4.1     Specimen Common Stock Certificate of Registrant.
   (1)          4.2     Amended and Restated Registration Rights Agreement, dated March 12, 1997, between
                        Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P. and certain stockholders of Registrant.
                4.2(a)  Amendment to Amended and Restated Registration Rights Agreement, dated August 1, 2000, between Registrant,
                        General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P., General Atlantic Partners 70, L.P.,
                        GAP Coinvestment Partners II, L.P. and GapStar, LLC.
   (1)          4.6(a)  Warrant Purchase Agreement, dated November 14, 1996, between Registrant and certain purchasers.
   (1)          4.6(b)  Warrant to Purchase Series E Preferred Stock, dated July 31, 1996, between Registrant and
                        T.J. Bristow and Elizabeth S. Bristow.
   (1)          4.6(c)  Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between Registrant and SDK Incorporated.
   (1)          4.6(d)  Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between Registrant and Laurence Shushan and Magdalena Shushan.
   (4)          4.9     Waiver and Amendment dated as of April 27, 1999, among ProBusiness Services, Inc., General
                        Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P. and certain stockholders.
   (4)          4.10    Registration Rights Agreement dated as of April 27, 1999, between ProBusiness Services, Inc.
                        and certain stockholders.
   (5)          4.11    Certificate of Designation of 6.9% Senior Convertible Preferred Stock dated August 1, 2000.
   (5)         10.1     6.9% Senior Convertible Preferred Stock Purchase Agreement dated as of August 1, 2000 between
                        ProBusiness Services, Inc. and General Atlantic Partners 70, L.P., GAP Coinvestment
                        Partners II, L.P. and GapStar, LLC.
   (3)         10.28    Sublease agreement, dated December 9, 1998, between Registrant and Maritz, Inc.
               13.1     Certain sections of Annual Report to Stockholder for the fiscal year ended June 30, 2000, expressly incorporated herein by reference.
               23.1     Consent and Report of Ernst & Young LLP, Independent Auditors.
               27.1     Financial Data Schedule.
   (4)         99.1     Press Release of ProBusiness Services, Inc. dated April 27, 1999.

-----------


(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-23189), declared effective on September 18, 1997.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-37129) filed with the Securities and Exchange Commission on October 3, 1997.

(3) Incorporated by reference from the Registrant's report on Form 10-Q for the period ended December 31, 1998.

(4) Incorporated by reference from the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on May 12, 1999.

(5) Incorporated by reference from the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2000.