Form 10-Q
period 2000-09-30
PROBUSINESS SERVICES INC
filed 2000-11-14
CIK 1028751

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22227

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    As of November 6, 2000, there were 23,726,144 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PROBUSINESS SERVICES, INC.
                                     INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I. FINANCIAL INFORMATION

ITEM 1.                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

                        Condensed Consolidated Balance Sheets as of September 30,         3
                          2000 and June 30, 2000....................................

                        Condensed Consolidated Statements of Operations for the           4
                          three months ended September 30, 2000 and 1999............

                        Condensed Consolidated Statements of Cash Flows for the           5
                          three months ended September 30, 2000 and 1999............

                        Notes to Condensed Consolidated Financial Statements........      6

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION       8
                          AND RESULTS OF OPERATIONS.................................

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.....     18

PART II. OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS...........................................     19

ITEM 2.                 CHANGES IN SECURITIES.......................................     19

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES.............................     19

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     19

ITEM 5.                 OTHER INFORMATION...........................................     19

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K............................     19

                        SIGNATURES..................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PROBUSINESS SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              SEPTEMBER 30, 2000   JUNE 30, 2000
                                                              ------------------   -------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $   52,194        $   27,585
  Short-term investments....................................          11,721            13,336
                                                                  ----------        ----------
Total cash, cash equivalents and short-term investments.....          63,915            40,921

  Restricted cash...........................................              --             4,616
  Accounts receivable, net of allowances....................          11,667            10,769
  Prepaid expenses and other current assets.................           4,386             5,304
                                                                  ----------        ----------
                                                                      79,968            61,610

  Payroll tax funds invested................................       1,047,369         1,054,903
                                                                  ----------        ----------
Total current assets........................................       1,127,337         1,116,513

Long-term investments.......................................           3,074             1,999
Equipment, furniture and fixtures, net......................          42,393            40,535
Other assets................................................          26,000            23,174
                                                                  ----------        ----------
Total assets................................................      $1,198,804        $1,182,221
                                                                  ==========        ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued liabilities, current portion of
    capital lease obligations and deferred revenue..........      $   26,654        $   21,431
  Payroll tax funds collected but unremitted................       1,047,369         1,054,903
                                                                  ----------        ----------
Total current liabilities...................................       1,074,023         1,076,334

Long-term deferred revenue..................................          13,061            13,061
Capital lease obligations, less current portion.............             332               376
Stockholders' equity........................................         111,388            92,450
                                                                  ----------        ----------
Total liabilities and stockholders' equity..................      $1,198,804        $1,182,221
                                                                  ==========        ==========

                            See accompanying notes.

                           PROBUSINESS SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenue:
  Service fees..............................................  $ 22,881   $15,607
  Interest income from payroll tax funds invested...........     7,940     5,347
                                                              --------   -------
Total revenue...............................................    30,821    20,954

Operating expenses:
  Cost of providing services................................    16,418    11,148
  General and administrative................................     5,406     3,395
  Research and development..................................     4,962     3,353
  Client acquisition costs..................................    14,857    10,058
                                                              --------   -------
Total operating expenses....................................    41,643    27,954

Loss from operations........................................   (10,822)   (7,000)
Interest expense............................................      (184)     (129)
Interest income.............................................     1,009       969
                                                              --------   -------
Net loss....................................................  $ (9,997)  $(6,160)
                                                              ========   =======

Basic and diluted net loss per share........................  $  (0.42)  $ (0.27)
                                                              ========   =======

Shares used in computing basic and diluted net loss per
  share.....................................................    23,588    22,864
                                                              ========   =======

                            See accompanying notes.

                           PROBUSINESS SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(9,997)   $ (6,160)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    3,191       2,479
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................     (898)     (1,659)
      Prepaid expenses and other current assets.............      671         670
      Other assets..........................................      284         156
      Accounts payable, accrued liabilities and deferred
        revenue.............................................    2,021      (1,187)
                                                              -------    --------
Net cash used in operating activities.......................   (4,728)     (5,701)

INVESTING ACTIVITIES
Sale of securities..........................................      540          --
Purchases of equipment, furniture and fixtures..............   (4,776)     (4,991)
Capitalization of software development costs................   (1,215)     (1,515)
                                                              -------    --------
Net cash used in investing activities.......................   (5,451)     (6,506)

FINANCING ACTIVITIES
Decrease in restricted cash.................................    4,616          --
Principal payments on capital lease obligations.............      (58)       (308)
Proceeds from issuance of preferred stock...................   29,996          --
Proceeds from issuance of common stock......................      234         406
                                                              -------    --------
Net cash provided by financing activities...................   34,788          98
                                                              -------    --------

Net increase in cash and cash equivalents...................   24,609     (12,109)
Cash and cash equivalents, beginning of period..............   27,585      73,575
                                                              -------    --------
Cash and cash equivalents, end of period....................  $52,194    $ 61,466
                                                              =======    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest....................  $    87    $    129
                                                              =======    ========

                            See accompanying notes.

                           PROBUSINESS SERVICES, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    ProBusiness Services, Inc., ("ProBusiness" or the "Company") has prepared its interim condensed unaudited consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

    The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2000 has been prepared from the audited consolidated financial statements of the Company.

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending
June 30, 2001 or for any future periods.

2.  BASIC AND DILUTED NET LOSS PER SHARE

    Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net loss per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive. If the Company had reported net income, the calculation of diluted net income per share would have included the shares used in the computation of net loss per share, as well as an additional 767,000 and 1,096,000 common equivalent shares related to outstanding stock options and warrants not included above (using the treasury stock method) for the first three months of fiscal 2001 and 2000, respectively.

3.  SEGMENT INFORMATION

    The Company's Chief Operating Decision Maker who is the President and Chief Executive Officer, evaluates performance based on a measure of consolidated gross margin, operating profit before client acquisition costs and profit or loss from operations. The accounting policies of the reportable segment are the same as those described in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. The Company's condensed consolidated statements of operations disclose the financial information of its reportable segment in accordance with Statement of Financial Accounting Standards ("SFAS") SFAS
No. 131 "Disclosures about Segments of an Enterprise."

4.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND ACCOUNTING BULLETINS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective July 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is

                           PROBUSINESS SERVICES, INC.

4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND ACCOUNTING BULLETINS (CONTINUED) recognized in earnings. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings and any derivatives that are not hedges must be adjusted to fair value through income. Based on the Company's derivative positions at September 30, 2000, the Company reported a net liability of $1.3 million for the fair value of its derivative portfolio and a corresponding offset in other comprehensive income.

    In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Aspects of SAB 101 relevant to the Company primarily concern the timing of the recognition of revenue and certain expenses related to arrangements that involve the receipt of nonrefundable, up-front fees. SAB 101 requires that in particular situations the nonrefundable fees and certain associated costs be recognized over the contractual term or average life of the underlying arrangement. SAB 101 will be effective for ProBusiness in the fourth quarter of fiscal year 2001. SAB 101 would not have a material impact on the Company's historical financial condition or results of operations.

5.  STOCKHOLDERS' EQUITY

    On August 1, 2000, the Company authorized, issued and sold 1,132,075 shares of 6.9% Senior Convertible Preferred Stock ("Preferred Stock") to certain affiliates of General Atlantic Partners ("GAP") at $26.50 per share. The Preferred Stock ranks senior to the Company's common stock ("Common Stock"). The holders of the Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. Dividends are payable quarterly on the first day of October, January, April and July, commencing October 1, 2000. Upon liquidation of the Company, the holders of the Preferred Stock are entitled to be paid an amount equal to $26.50 per share. Any holder of Preferred Stock has the right to convert such holder's shares of Preferred Stock into shares of the Company's Common Stock at a rate of one share of Preferred Stock to one share of the Company's Common Stock, subject to adjustments, as defined. The Company has the option to convert all of the Preferred Stock to Common Stock on August 1, 2005 if the then current market price of the Company's Common Stock is equal to or greater than $26.50 per share at a rate of one share of Preferred Stock to one share of the Company's Common Stock, subject to adjustments, as defined. If, as of any date after August 1, 2003, the then current market price of the Company's Common Stock is equal to or greater than $39.00 per share (adjusted for stock splits, dividends, recapitalizations or otherwise), the Company may, at its option, redeem any or all of the then current outstanding Preferred Stock at $26.50 per share.

    The holders of the Preferred Stock vote, as a single class, with the Company's common shareholders, except that as long as affiliates of GAP own a majority of the Company's Preferred Stock, the then holders of such Preferred Stock are entitled to elect one director to the Company's Board of Directors. As of September 30, 2000, a Partner of GAP is a member of the Company's current Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO OF PROBUSINESS APPEARING ELSEWHERE IN THIS QUARTERLY REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS QUARTERLY REPORT.

OVERVIEW

    ProBusiness is a leading provider of comprehensive outsourced administrative services for large employers nationwide. The Company's primary service offerings are payroll processing, payroll tax filing, benefits administration services, human resources software, Web-based self-service and Shared Services, which includes front-office administration for payroll, HR and benefits administration and a comprehensive employee service center. The Company's proprietary PC-based payroll system offers the cost-effective benefits of outsourcing and high levels of client service, while providing the flexibility, control, customization and integration of an in-house system.

    The Company derives its revenue from fees charged to clients for services and income earned from investing payroll tax funds. Since 1998, the Company has experienced significant growth of its revenue, client base and average client size. Revenue increased from $46.5 million in fiscal 1998 to $104.1 million in fiscal 2000. From September 30, 1998 to September 30, 2000, the client base for payroll processing services increased from 520 clients to approximately 615 clients, while the average size of the Company's payroll clients increased from approximately 1,250 employees to approximately 2,030 employees. As of September 30, 2000, the Company provided services to approximately 2,020 clients. The Company's revenue growth is primarily due to continued growth in its client base, an increase in the average number of employees of its clients, the introduction of new features and other services and a high retention rate of existing payroll clients (approximately 90% for fiscal 2000). The Company does not anticipate it will sustain this rate of growth in the future.

    The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding sales efforts, service offerings and operations in new geographic regions. As of September 30, 2000, the Company had an accumulated deficit of $71.8 million. There can be no assurance that the Company will achieve or sustain profitability in the future.

    The Company's cost of providing services consists primarily of ongoing account management, tax and Shared Services operations and production costs. General and administrative expenses consist primarily of personnel costs, professional fees and other overhead costs for finance, corporate services and information technology. Research and development expenses consist primarily of personnel costs. Client acquisition costs consist of sales and implementation expenses and, to a lesser extent, marketing expenses.

RESULTS OF OPERATIONS

    The following table sets forth certain items reflected in the consolidated statements of operations expressed as a percentage of revenue:

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,.
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Revenue:
  Service fees..............................................    74.2%          74.5%
  Interest income from payroll tax funds invested...........    25.8%          25.5%
                                                               -----          -----
Total revenue...............................................   100.0%         100.0%
Operating expenses:
  Cost of providing services................................    53.3%          53.2%
  General and administrative................................    17.5%          16.2%
  Research and development..................................    16.1%          16.0%
  Client acquisition costs..................................    48.2%          48.0%
                                                               -----          -----
Total operating expenses....................................   135.1%         133.4%
Loss from operations........................................   (35.1)%        (33.4)%
Interest expense............................................    (0.6)%         (0.6)%
Interest income and other, net..............................     3.3%           4.6%
                                                               -----          -----
Net loss....................................................   (32.4)%        (29.4)%
                                                               =====          =====

REVENUE

    Service fee revenue increased 46.6% in the first quarter of fiscal 2001 when compared with the same period of fiscal 2000, primarily due to increases in the number and average size of the Company's payroll and tax clients. Interest income from payroll tax funds invested increased 48.5% in first quarter of fiscal 2001 when compared with the same period of fiscal 2000, primarily due to higher average daily payroll tax funds invested.

COST OF PROVIDING SERVICES

    Cost of providing services increased 47.3% in the first quarter of fiscal 2001 when compared with the same period of fiscal 2000 and remained relatively unchanged as a percentage of revenue at 53.3% compared with the first quarter of fiscal 2000. The increase in absolute dollars was primarily due to increased personnel in operations and account management resulting from an increase in the client base and hiring of additional personnel to support the Company's new service offering, Shared Services. The percentage of revenue remained unchanged primarily as a result of decreases realized from the economies of scale realized from servicing larger average size clients which is offset by additional expenses incurred as a result of the new service offering.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased 59.2% in the first quarter of fiscal 2001 when compared with the same period of fiscal 2000 and increased as a percentage of revenue to 17.5% in the first quarter of fiscal 2000 from 16.2% in the first quarter of fiscal 2000. The increases in absolute dollars and percentage of revenue were primarily attributable to increased investment in the Company's information technology infrastructure and to the hiring of additional management and administrative personnel to support the Company's growth.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased 48.0% when compared with the same period of fiscal 2000 and remained relatively unchanged as a percentage of revenue at 16.1% when compared with the first quarter of fiscal 2000. The increase in absolute dollars was primarily a result of additional personnel and, to a lesser extent, the development of enhancements and new features to the Company's existing services. Capitalized software development costs were $1.2 million and $1.5 for the first quarter of fiscal 2001 and 2000, respectively.

CLIENT ACQUISITION COSTS

    Client acquisition costs increased 47.7% in the first quarter of fiscal 2001 when compared with the same period of fiscal 2000 and increased as a percentage of revenue to 48.2% in the first quarter of fiscal 2001 from 48.0% in the first quarter of fiscal 2000. The increases in absolute dollars in fiscal 2001 were primarily due to the expanded sales and implementation force for payroll, national tax and Shared Services, and to a lesser extent, to expenses related to marketing.

INTEREST EXPENSE

    Interest expense increased 42.4% in the first quarter of fiscal 2001 when compared with the same period of fiscal 2000 and remained unchanged as a percentage of revenue at 0.6% in the first quarter of fiscal 2001 compared with the first quarter of fiscal 2000.

INTEREST INCOME AND OTHER, NET

    Interest and other income increased 4.2% in the first quarter of fiscal 2001 when compared with the same period of fiscal 2000 and decreased as a percentage of revenue to 3.3% in the first quarter of fiscal 2001 from 4.6% in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily through a combination of sales of equity securities, private debt and bank borrowings. The Company raised approximately $27.0 million from its initial public offering in September 1997 and approximately $80.7 million from its secondary public offering in September 1998. On August 1, 2000, the Company authorized, issued and sold 1,132,075 shares of 6.9% Senior Convertible Preferred Stock at $26.50 per share, raising approximately $30 million.

    At September 30, 2000, the Company had approximately $52.2 million of cash and cash equivalents, $11.7 million of short-term investments and $3.1 million of long-term investments, as well as a $20.0 million secured revolving line of credit, which expires in December 2000. At September 30, 2000, the Company had no outstanding borrowings under the line of credit.

    Net cash used in operating activities decreased $1.0 million for the first three months of fiscal 2001 when compared to the same period of fiscal 2000. The decrease in net cash used in operating activities for the first three months of fiscal 2001 was primarily attributable to increases in accounts payable, accrued liabilities, deferred revenue and depreciation and amortization and a decline in the increase in net accounts receivable, partially offset by an increase in net loss.

    Net cash used in investing activities decreased $1.1 million for the first three months of fiscal 2001 when compared to the same period of fiscal 2000. The decrease in net cash used in investing activities related to an increase in the sale of securities and decreases in the purchase of equipment, furniture and fixtures and capitalization of software development costs.

    Net cash provided by financing activities increased $34.7 million for the first three months of fiscal 2001 when compared to the same period of fiscal 2000. Net cash provided by financing activities for fiscal 2001 related primarily to $30.0 million of proceeds from the issuance of senior convertible preferred stock and a decrease in restricted cash.

    The Company believes that existing cash and cash equivalent balances, amounts available under its current credit facility and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies, although the Company does not have any pending plans to do so. The Company may also sell additional equity or debt securities or obtain additional credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Aspects of SAB 101 relevant to the Company primarily concern the timing of the recognition of revenue and certain expenses related to arrangements that involve the receipt of nonrefundable, up-front fees. SAB 101 requires that in particular situations, the nonrefundable fees and certain associated costs be recognized over the contractual term or average life of the underlying arrangement. SAB 101 will be effective for ProBusiness in the fourth quarter of fiscal year 2001. The Company believes that SAB 101 would not have a material impact on the Company's historical financial condition or results of operations; however, there can be no assurance that SAB 101 would not have a material impact on revenue recognition in the future.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    OPERATING LOSSES; NEED TO COMMIT TO EXPENSE IN ADVANCE OF REVENUES. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding its sales efforts, service offerings and operations to new geographic regions. As of September 30, 2000, the Company had an accumulated deficit of $71.8 million. The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. In connection with the acquisition of each new client, the Company incurs substantial client acquisition costs, which consist primarily of sales and implementation expenses and, to a lesser extent, marketing expenses. In connection with the expansion of new service offerings, the Company incurs substantial operating costs associated with hiring the management and operational infrastructure. These costs are incurred in advance of revenues and are not scalable until the growth of clients utilizing such services. The Company's ability to achieve profitability will depend in part upon its ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve or sustain profitability in the future could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

    SEASONALITY; FLUCTUATION IN QUARTERLY RESULTS. The Company's business is characterized by significant seasonality. As a result, the Company's revenue has been subject to significant seasonal fluctuations, with the largest percentage of annual revenue being realized in the third and fourth fiscal quarters, primarily due to new clients beginning services in the beginning of the tax year (the Company's third fiscal quarter) and higher interest income earned on payroll tax funds invested. Further, the Company's operating expenses are typically higher as a percentage of revenue in the first and third fiscal quarters as the Company increases personnel to acquire new clients and to implement and provide services to such new clients, a large percentage of which begin services in the third quarter. The Company's quarterly operating results have in the past varied and will in the future vary significantly depending on a variety of factors, including the number and size of new clients starting services, the decision of one or more clients to delay or cancel implementation or ongoing services, interest rates, seasonality, the ability of the Company to design, develop and introduce new services and features for existing services on a timely basis, costs associated with strategic acquisitions and alliances or investments in technology, the success of any such strategic acquisition, alliance or investment, costs to transition to new technologies, expenses incurred for geographic expansion, risks associated with payroll tax, benefits administration and Shared Services, price competition, a reduction in the number of employees of its clients and general economic factors. Revenue from new clients typically represents a significant portion of quarterly revenue in the third and fourth fiscal quarters. A substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. The Company's agreements with its clients generally contain penalties for cancellation. However, any decision by a client to delay or cancel implementation of the Company's services or the Company's underutilization of personnel may cause significant variations in operating results in a particular quarter and could result in losses for such quarters. As the Company secures larger clients, the time required for implementing the Company's services increases, which could contribute to larger fluctuations in revenue. Interest income earned from investing payroll tax funds, which is a significant portion of the Company's revenue, is vulnerable to fluctuations in interest rates. In addition, the Company's business may be affected by shifts in the general condition of the economy, client staff reductions, strikes, acquisitions of its clients by other companies and other downturns. There can be no assurance that the Company's future revenue and results of operations will not vary substantially. It is possible that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In either case, the market price of the Company's common stock could be materially adversely affected.

    RISKS ASSOCIATED WITH STRATEGIC ACQUISITIONS AND INVESTMENTS. The Company has no current agreements or negotiations under way other than those described above with respect to any acquisition of, or investment in, businesses that provide complementary services or technologies to those of the Company. The Company has in the past and intends in the future to make additional acquisitions of, and investments in, such businesses. In addition, future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. Furthermore, there can be no assurance that any strategic acquisition or investment will succeed. Any future acquisitions or investments could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS ASSOCIATED WITH PAYROLL TAX SERVICE, BENEFITS ADMINISTRATION SERVICE AND SHARED SERVICES. The Company's payroll tax filing service is subject to various risks resulting from errors and omissions in filing client payroll tax returns and paying tax liabilities owed to tax authorities on behalf of clients. The Company's clients transfer to the Company contributed employer and employee payroll tax funds. The Company processes the data received from the client and remits the funds along with a payroll tax return to the appropriate tax authorities when due. Tracking, processing and paying such payroll tax liabilities is complex. Errors and omissions have occurred in the past and may occur in the future in connection with such service. The Company is subject to large cash penalties imposed by tax authorities for late filings or underpayment of taxes. To date, such penalties have not been significant. However, there can be no assurance that any liabilities associated with such penalties will not have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's reserves or insurance for such penalties will be adequate. In addition, failure by the Company to make timely or accurate payroll tax return filings or pay tax liabilities when due on behalf of clients may damage the Company's reputation and could adversely affect its relationships with existing clients and its ability to gain new clients. The Company's payroll tax filing service is also dependent upon government regulations, which are subject to continual changes. Failure by the Company to implement these changes into its services and technology in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, since a significant portion of the Company's revenue is derived from interest earned from investing on collected but unremitted payroll tax funds, changes in policies relating to withholding federal or state income taxes or reduction in the time allowed for taxpayers to remit payment for taxes owed to government authorities would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's benefits administration services are subject to various risks resulting from errors and omissions in processing and filing COBRA or other benefit plan forms in accordance with governmental regulations and the respective plans. The Company processes data received from employees and employers and is subject to penalties for any late or misfiled plan forms. There can be no assurance the Company's reserves or insurance for such penalties will be adequate. In addition, failure to properly file plan forms would have a material adverse effect on the Company's reputation, which could adversely affect its relationships with existing clients and its ability to gain new clients. The Company's benefits administration services are also dependent upon government regulations, which are subject to continual changes that could reduce or eliminate the need for benefits administration services. The Company has access to confidential information and to client funds. As a result, the Company is subject to potential claims by its clients for the actions of the Company's employees arising from damages to the client's business or otherwise. There can be no assurance that the Company's insurance will be adequate to cover any such claims. Such claims could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's Shared Services offering is subject to various risks resulting from errors and omissions in processing the data for a client's payroll. The Company processes data received from employees and employers. Failure by the Company to process this data accurately could result in errors or omissions in filing the client's payroll tax returns and paying tax liabilities owed to tax authorities on behalf of clients.

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

    INVESTMENT RISKS. The Company invests funds, including payroll tax funds transferred to it by clients in short-term, top-tier, high-quality financial instruments such as overnight U.S. government direct and agency obligations, commercial paper and institutional money market funds, which are subject to credit risks and interest rate fluctuations. These investments are exposed to several risks, including credit risks from the possible inability of the borrowers to meet the terms of their obligations under the financial instruments. The Company would be liable for any losses on such investments. Interest income earned from the investment of client payroll tax funds represents a significant portion of the Company's revenues. As a result, the Company's business, financial condition and results of operations are significantly impacted by interest rate fluctuations. The Company enters into interest rate swap agreements to minimize the impact of interest rate fluctuations. There can be no assurance, however, that the Company's swap agreements will protect the Company from all interest rate risks. Under certain circumstances, if interest rates rise, the Company would have payment obligations under its interest rate swap agreements, that may not be offset by interest earned by the Company on deposited funds. A payment obligation under the Company's swap agreements could have a material adverse effect on the Company's business, financial condition and results of operations. A default by the Company under its swap agreements could result in acceleration and setoff by the bank of all outstanding contracts under the swap agreement and could result in cross-defaults of other debt agreements of the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    SUBSTANTIAL COMPETITION. The market for the Company's services is intensely competitive, subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. The Company primarily competes with several public and private payroll service providers, such as Automatic Data Processing, Inc. and Ceridian Corporation, as well as smaller, regional competitors. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than the Company. In addition, certain of these companies offer more services or features than the Company and have processing facilities located throughout the United States. The Company also competes with in-house employee services departments and, to a lesser extent, banks and local payroll companies. With respect to benefits administration services, the Company competes with insurance companies, benefits consultants and other local benefits outsourcing companies. The Company may also compete with marketers of related products and services that may offer payroll or benefits administration services in the future. The Company has experienced, and expects to continue to experience, competition from new entrants into its markets. Increased competition, the failure of the Company to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISK ASSOCIATED WITH THE DEVELOPMENT AND INTRODUCTION OF NEW OR ENHANCED SERVICES. The technologies in which the Company has invested to date are rapidly evolving and have short life cycles, which requires the Company to anticipate and rapidly adapt to technological changes. In addition, the Company's industry is characterized by increasingly sophisticated and varied needs of clients, frequent new service and feature introductions and emerging industry standards. The introduction of services embodying new technologies and the emergence of new industry standards and practices can render existing services obsolete and unmarketable. The Company's future success will depend, in part, on its ability to develop or acquire advanced technologies, enhance its existing services with new features, add new services that address the changing needs of its clients, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Several of the Company's competitors invest substantially greater amounts in research and development than the Company, which may allow them to introduce new services or features before the Company. Even if the Company is able to develop or acquire new technologies in a timely manner, it may incur substantial costs in developing or acquiring such technologies and in deploying new services and features to its clients, including costs associated with acquiring in-process technology, amortization expenses related to intangible assets and costs of additional personnel. If the Company is unable to develop or acquire and successfully introduce new services and new features of existing services in a timely or cost-effective manner, the Company's business, financial condition and results of operations could be materially adversely affected. The Company has spent and will continue to spend significant time and expense in the development of its next generation platform, GOLDEN GATE-TM- and in the development and staffing of its outsourced employee administrative services offering, Shared Services. The Company cannot be certain that these services will be successfully developed. Even if they are successfully developed, the Company cannot be certain that they will be accepted by new or existing clients. In addition, prior to the rollout of GOLDEN GATE, new clients may postpone their purchase of the

Company's existing products and services in anticipation of the new technology platform. If the Company is unable to timely, and successfully introduce, market and deploy the GOLDEN GATE application platform or its Shared Services offering, the Company's business, financial condition and results of operations could be materially adversely affected.

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

    DISASTER RECOVERY; RISK OF LOSS OF CLIENT DATA. The Company currently conducts substantially all of its payroll and payroll tax processing at the Company's headquarters in Pleasanton, California, and divides the payroll printing and finishing between its Pleasanton and Irvine, California facilities. The Irvine facility serves both as an alternative processing center and a backup payroll center. The Company's Shared Services are conducted solely in Bothell, Washington, and no benefits administration back-up facility exists. The Company establishes for each payroll client a complete set of payroll data at the Pleasanton processing center, as well as at the client's site. In the event of a disaster in Pleasanton, clients would have the ability to process payroll checks based on the data they have on-site, if necessary. In addition, the Company has developed business continuity plans for each of the Company's mission-critical business units. There can be no assurance that the Company's disaster recovery procedures are sufficient or that the payroll data recovered at the client site would be sufficient to allow the client to calculate and produce payroll in a timely fashion. The Company's operations are dependent on its ability to protect its computer systems against damage from a major catastrophe (such as an earthquake or other natural disaster), fire, power loss, security breach, telecommunications failure or similar event. No assurance can be given that the precautions that the Company has taken to protect itself from or minimize the impact of such events will be adequate. Any damage to the Company's data centers, failure of telecommunications links or breach of the security of the Company's computer systems could result in an interruption of the Company's operations or other loss that may not be covered by the Company's insurance. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends on the performance of the Company's senior management and other key employees. The loss of the services of any senior management or other key employee could have a material adverse effect on the Company's business, financial condition and results of operations. If one or more of the Company's key employees resigns from the Company to join a competitor or to form a competitor, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any key personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices, procedures or client lists by a former employee or that such disclosure or use would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

    RISK ASSOCIATED WITH CONTROL BY PRINCIPAL STOCKHOLDERS.  As of
September 12, 2000, the Company's directors and executive officers, and its principal stockholders, together controlled approximately 32.0% of the Company's voting stock. If these stockholders acted or voted together, they would have the power to exercise a significant influence over the election of the Company's directors and other matters requiring stockholder approval, including the approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company, even when a change may be in the best interests of its stockholders. In addition, the interests of these stockholders may not always coincide with the interest of the Company or the interests of other stockholders.

    RISK ASSOCIATED WITH CONVERTIBLE PREFERRED STOCK. In August 2000 the Company sold 1,132,075 shares of 6.9% Senior Convertible Preferred Stock. The holders of the Convertible Preferred Stock are entitled to be paid $26.50 per share before any amounts may be paid to holders of ProBusiness common stock in the event of a merger, acquisition or liquidation of the Company. The holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Convertible Preferred Stock. Therefore, the longer the Convertible Preferred Stock is outstanding, the more dilution will be experienced by holders of the Company's common stock.

    RISK ASSOCIATED WITH CHARTER DOCUMENTS AND DELAWARE LAW. Provisions of the Company's certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be of benefit to its stockholders. In particular, the Company's certificate of incorporation provides for three classes of directors. Each director in each class is elected for a three-year term, and a different class is elected each year. These provisions make it difficult for a third party to gain control of the Company's board of directors.

    SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. Forward-looking statements contained in this quarterly report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. When used in this document and documents referenced herein, the words "intend," "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company are included to identify such forward-looking statements. These forward-looking statements include statements regarding the demand for outsourcing employee administrative services; the Company's expansion of its client base; the Company's intention to increase its direct sales force; the development of a comprehensive and fully integrated suite of employee administrative services; the Company's ability to offer additional services; the initiation or completion of any strategic acquisition, investment or alliance; the Company's ability to extend its technology leadership; the Company's ability to attract and retain new clients; delays in or unsuccessful development of the GOLDEN GATE integrated platform and the Shared Services product offering; the extent and timing of market acceptance of these new products; the Company's ability to minimize the impact of interest rate fluctuations; the Company's ability to develop its financial and managerial controls and systems; the opening of additional facilities; the sufficiency of the Company's back-up facilities and disaster recovery procedures; the Company's ability to develop or acquire new technologies; the Company's ability to attract and retain experienced employees; the Company's ability to maintain a high payroll client retention rate; the Company's ability to minimize the future impact of SAB 101 on the Company's financial condition or results of operations and the Company's ability to increase its national presence. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under "Additional Factors That May Affect Future Results" and elsewhere in this quarterly report and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In fiscal 2001, the Company held certain derivative based products to mitigate interest rate fluctuation risk. The collateral exposure associated with the various interest rate swap agreements are limited by interest rate caps held by the Company. As of September 30, 2000, the Company held two interest rate cap agreements with expiration dates of December 2000 and April 2002 and cap rates of 7.75% and 8.0%, respectively. The aggregate fair value of these cap agreements was a positive $57,000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

    (b), (c) On August 1, 2000, the Company sold 1,132,075 shares of 6.9% Senior Convertible Preferred Stock ("Convertible Preferred Stock") for an aggregate purchase price of $30 million to affiliates of General Atlantic Partners LLC at $26.50 per share. The investors consisted of General Atlantic Partners, 70, L.P., GAP Coinvestment Partners II, L.P. and GapStar, LLC (together, "GAP"). David Hodgson, a managing member of General Atlantic Partners LLC, is a member of the Company's Board of Directors. The Convertible Preferred Stock ranks senior to ProBusiness common stock. The holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Convertible Preferred Stock. Dividends are payable quarterly on the first day of October, January, April and July, commencing October 1, 2000. The holders of the Convertible Preferred Stock are entitled to be paid an amount equal to $26.50 per share before any amounts are paid to holders of ProBusiness common stock in the event of a merger, acquisition or liquidation of the Company. The Convertible Preferred Stock may be converted at any time by the holder into shares of ProBusiness common stock at a rate of one share of common stock for each share of Convertible Preferred Stock, subject to adjustment. The Company has the option to convert all of the Convertible Preferred Stock to common stock on August 1, 2005, if the then current market price of ProBusiness common stock is $26.50 or more per share, at a rate of one share of common stock for each share of Convertible Preferred Stock. If, after August 1, 2003, the market price of ProBusiness common stock is $39.00 or more per share, the Company may, at its option, redeem any or all of the outstanding Convertible Preferred Stock at $26.50 per share. The conversion rates and dollar amounts in the Convertible Preferred Stock terms are subject to adjustment for ProBusiness stock splits, stock dividends and recapitalizations, among other things, after the issue date of the Convertible Preferred Stock. The holders of the Convertible Preferred Stock vote with the Company's common shareholders as a single class, except that as long as GAP or other affiliates of General Atlantic Partners LLC own a majority of the Convertible Preferred Stock, the holders of Convertible Preferred Stock are entitled to elect one director to the Company's Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        See exhibit list following signature page.

    (b) On August 16, 2000, the Company filed a Report on Form 8-K announcing that on August 1, 2000, the Company received a $30 million investment from affiliates of General Atlantic Partners LLC in exchange for 1,132,075 shares of ProBusiness's 6.9% Senior Convertible Preferred Stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: November 14, 2000

                                         PROBUSINESS SERVICES, INC.
                                          (Registrant)
                                          /s/ THOMAS H. SINTON
--------------------------------------------------------------------------------
                                          President and Chief Executive Officer

                                          /s/ STEVEN E. KLEI
--------------------------------------------------------------------------------
                                          Senior Vice President, Finance and
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