Form 10-Q
period 2001-03-31
PROBUSINESS SERVICES INC
filed 2001-05-15
CIK 1028751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22227

                           PROBUSINESS SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-2976066
(STATE OR OTHER JURISDICTION OF INCORPORATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

                               YES [X]     NO [ ]

     As of May 7, 2001, there were 24,114,721 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PROBUSINESS SERVICES, INC.

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited):
         Condensed Consolidated Balance Sheets as of March 31, 2001
           and June 30, 2000.........................................    1
         Condensed Consolidated Statements of Operations for the
           three months and nine months ended March 31, 2001 and
           2000......................................................    2
         Condensed Consolidated Statements of Cash Flows for the nine
           months ended March 31, 2001 and 2000......................    3
         Notes to Unaudited Condensed Consolidated Financial
           Statements................................................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    6
Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....   15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   16
Item 2.  Changes in Securities.......................................   16
Item 3.  Defaults Upon Senior Securities.............................   16
Item 4.  Submission of Matters to a Vote of Security Holders.........   16
Item 5.  Other Information...........................................   16
Item 6.  Exhibits and Reports on Form 8-K............................   16
Signatures...........................................................   17

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PROBUSINESS SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,      JUNE 30,
                                                                 2001          2000
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $   40,318    $   27,585
  Short-term investments....................................      21,724        13,336
                                                              ----------    ----------
          Total cash, cash equivalents and short-term
            investments.....................................      62,042        40,921
  Restricted cash...........................................          --         4,616
  Accounts receivable, net of allowances....................      11,622        10,769
  Prepaid expenses and other current assets.................      10,372         5,304
                                                              ----------    ----------
                                                                  84,036        61,610
  Payroll tax funds invested................................   1,872,814     1,054,903
                                                              ----------    ----------
          Total current assets..............................   1,956,850     1,116,513
Long-term investments.......................................       3,074         1,999
Equipment, furniture and fixtures, net......................      42,385        40,535
Other assets................................................      39,546        23,174
                                                              ----------    ----------
          Total assets......................................  $2,041,855    $1,182,221
                                                              ==========    ==========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued liabilities, current portion of
     capital lease obligations and deferred revenue.........  $   39,124    $   21,431
  Payroll tax funds collected but unremitted................   1,872,814     1,054,903
                                                              ----------    ----------
          Total current liabilities.........................   1,911,938     1,076,334
Long-term deferred revenue..................................      13,061        13,061
Capital lease obligations, less current portion.............         176           376
Redeemable convertible preferred stock......................      30,708            --
Stockholders' equity........................................      85,972        92,450
                                                              ----------    ----------
          Total liabilities, redeemable convertible
            preferred stock and stockholders' equity........  $2,041,855    $1,182,221
                                                              ==========    ==========

                            See accompanying notes.

                           PROBUSINESS SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        MARCH 31,              MARCH 31,
                                                    ------------------    --------------------
                                                     2001       2000        2001        2000
                                                    -------    -------    --------    --------
Revenue:
  Service Fees....................................  $29,094    $20,075    $ 78,572    $ 52,677
  Interest income from payroll tax funds
     invested.....................................   14,927      9,943      31,340      21,368
                                                    -------    -------    --------    --------
          Total Revenue...........................   44,021     30,018     109,912      74,045
Operating expenses:
  Cost of providing services......................   20,514     12,918      55,484      36,004
  General and administrative......................    6,516      4,064      17,989      11,289
  Research and development........................    4,798      3,194      14,039       9,043
  Client acquisition costs........................   19,765     11,560      51,228      32,832
                                                    -------    -------    --------    --------
          Total operating expenses................   51,593     31,736     138,740      89,168
Loss from operations..............................   (7,572)    (1,718)    (28,828)    (15,123)
Interest expense..................................     (289)      (148)       (667)       (310)
Interest income and other, net....................    1,081        838       3,136       2,590
                                                    -------    -------    --------    --------
Net loss..........................................  $(6,780)   $(1,028)   $(26,359)   $(12,843)
                                                    =======    =======    ========    ========
Basic and diluted net loss per share..............  $ (0.30)   $ (0.04)   $  (1.15)   $  (0.56)
                                                    =======    =======    ========    ========
Shares used in computing basic and diluted net
  loss per share..................................   23,952     23,372      23,760      23,133
                                                    =======    =======    ========    ========

                            See accompanying notes.

                           PROBUSINESS SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
OPERATING ACTIVITIES
Net loss....................................................  $(26,359)   $(12,843)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     9,939       7,792
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................      (853)     (3,511)
       Prepaid expenses and other current assets............    (2,180)     (1,632)
       Other assets.........................................      (806)       (383)
       Accounts payable, accrued liabilities and deferred
        revenue.............................................    18,003       3,460
                                                              --------    --------
Net cash used in operating activities.......................    (2,256)     (7,117)
INVESTING ACTIVITIES
Purchase of securities......................................    (9,463)         --
Purchases of equipment, furniture and fixtures..............   (11,077)    (15,521)
Capitalization of software development costs................    (4,704)     (4,783)
                                                              --------    --------
Net cash used in investing activities.......................   (25,244)    (20,304)
FINANCING ACTIVITIES
Decrease in restricted cash.................................     4,616          --
Principal payments on capital lease obligations.............      (510)       (655)
Proceeds from stockholder notes receivable..................       201          --
Proceeds from issuance of redeemable convertible preferred
  stock.....................................................    29,846          --
Proceeds from issuance of common stock......................     6,080       4,005
                                                              --------    --------
Net cash provided by financing activities...................    40,233       3,350
                                                              --------    --------
Net increase/(decrease) in cash and cash equivalents........    12,733     (24,071)
Cash and cash equivalents, beginning of period..............    27,585      73,575
                                                              --------    --------
Cash and cash equivalents, end of period....................  $ 40,318    $ 49,504
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest....................  $    256    $    310
                                                              ========    ========
Redeemable convertible preferred stock dividend
  distributable.............................................  $    862    $     --
                                                              ========    ========
FAS 133 Other comprehensive income..........................  $ 14,462    $     --
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

     The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2000 was prepared from the audited consolidated financial statements of the Company.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001 or for any future periods.

 2. BASIC AND DILUTED NET LOSS PER SHARE

     Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period. Basic and diluted net income per share includes the 6.9% Senior Convertible Preferred Stock ("Preferred Stock") dividend distributable of $518,000 for the quarter ended March 31, 2001 and $862,000 for the nine months ended March 31, 2001. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net loss per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive. If the Company had reported net income, the calculation of diluted net income per share would have included the shares used in the computation of net loss per share, as well as an additional 1,976,000 and 1,058,000 common equivalent shares related to outstanding stock options, Preferred Stock and warrants not included above (using the treasury stock method) for the first nine months of fiscal 2001 and 2000, respectively.

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

 4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND ACCOUNTING BULLETINS

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective July 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value will be immediately

                           PROBUSINESS SERVICES, INC.

recognized in earnings and any derivatives that are not hedges must be adjusted to fair value through income. Based on the Company's derivative positions at March 31, 2001, the Company reported a net asset of $14.5 million for the fair value of its derivative portfolio and a corresponding offset in other comprehensive income.

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

 5. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On August 1, 2000, the Company authorized, issued and sold 1,132,075 shares of 6.9% Senior Convertible Preferred Stock to certain affiliates of General Atlantic Partners ("GAP") at $26.50 per share. The Preferred Stock ranks senior to the Company's common stock. The holders of the Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. Dividends are payable quarterly on the first day of October, January, April and July, commencing October 1, 2000. Upon liquidation of the Company, the holders of the Preferred Stock are entitled to be paid an amount equal to $26.50 per share. Any holder of Preferred Stock has the right to convert such holder's shares of Preferred Stock into shares of the Company's common stock at a rate of one share of Preferred Stock to one share of the Company's common stock, subject to adjustments, as defined. The Company has the option to convert all of the Preferred Stock to common stock on August 1, 2005 if the then current market price of the Company's common stock is equal to or greater than $26.50 per share at a rate of one share of Preferred Stock to one share of the Company's common stock, subject to adjustments, as defined. If, as of any date after August 1, 2003, the then current market price of the Company's common stock is equal to or greater than $39.00 per share (adjusted for stock splits, dividends, recapitalizations or otherwise), the Company may, at its option, redeem any or all of the then current outstanding Preferred Stock at $26.50 per share. In the event of a change in control of the Company, holders of at least two-thirds of the Preferred Stock can elect to treat the transaction as a liquidation and for this reason the Preferred Stock is considered to be "redeemable" by the holders of the Preferred Stock.

     The holders of the Preferred Stock vote, as a single class, with the Company's common stockholders, except that as long as affiliates of GAP own a majority of the Preferred Stock, the then holders of such Preferred Stock are entitled to elect one director to the Company's Board of Directors. As of March 31, 2001, a Partner of GAP is a member of the Company's current Board of Directors.

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

OVERVIEW

     ProBusiness is a leading provider of comprehensive outsourced administrative services for large employers nationwide. The Company's primary service offerings are payroll processing, payroll tax filing, benefits administration services, human resources software, Web-based self-service and Shared Services. Shared Services combines front-office services for payroll, human resources and benefits administration with the Company's traditional back-office processing capabilities. The Company's proprietary PC-based payroll system offers the cost-effective benefits of outsourcing and high levels of client service, while providing the flexibility, control, customization and integration of an in-house system.

     The Company derives its revenue from fees charged to clients for services and income earned from investing payroll tax funds. The Company has experienced significant growth of its revenue, client base and average client size. Revenue increased from $46.5 million in fiscal 1998 to $104.1 million in fiscal 2000. At March 31, 2001 the client base for payroll and payroll tax processing services is approximately 628 and 152, respectively, and the average size of the Company's payroll clients is 2,250 employees. The Company's revenue growth is primarily due to continued growth in its payroll and payroll tax client base, an increase in the average number of employees of its clients, the introduction of new features and other services and a high retention rate of existing payroll clients (approximately 90% for fiscal 2000). The Company does not anticipate it will sustain this rate of growth in the future.

     The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding sales efforts, service offerings and operations in new geographic regions. As of March 31, 2001, the Company had an accumulated deficit of $89.0 million. There can be no assurance that the Company will achieve or sustain profitability in the future.

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

RESULTS OF OPERATIONS

     The following table sets forth certain items reflected in the consolidated statements of operations expressed as a percentage of revenue:

                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                        MARCH 31,         MARCH 31,
                                                      --------------    --------------
                                                      2001     2000     2001     2000
                                                      -----    -----    -----    -----
Revenue:
  Service fees......................................   66.1%    66.9%    71.5%    71.1%
  Interest income from payroll tax funds invested...   33.9%    33.1%    28.5%    28.9%
                                                      -----    -----    -----    -----
Total revenue.......................................  100.0%   100.0%   100.0%   100.0%

Operating expenses:
  Cost of providing services........................   46.6%    43.0%    50.4%    48.6%
  General and administrative........................   14.8%    13.5%    16.4%    15.2%
  Research and development..........................   10.9%    10.6%    12.8%    12.2%
  Client acquisition costs..........................   44.9%    38.6%    46.6%    44.4%
                                                      -----    -----    -----    -----
Total operating expenses............................  117.2%   105.7%   126.2%   120.4%
Loss from operations................................  (17.2)%   (5.7)%  (26.2)%  (20.4)%
Interest expense....................................   (0.7)%   (0.5)%   (0.6)%   (0.4)%
Interest income and other, net......................    2.5%     2.8%     2.8%     3.5%
                                                      -----    -----    -----    -----
Net loss............................................  (15.4)%   (3.4)%  (24.0)%  (17.3)%
                                                      =====    =====    =====    =====

  Revenue

     Service fee revenue increased 44.9% in the third quarter and 49.2% in the first nine months of fiscal 2001 when compared with the same periods of fiscal 2000, primarily due to increases in the number and average size of the Company's payroll and tax clients. Service fee revenue will likely decrease as a result of the implementation of Staff Accounting Bulletin 101. See "-- New Accounting Pronouncements." Interest income from payroll tax funds invested increased 50.1% in the third quarter and 46.7% in the first nine months of fiscal 2001 when compared with the same periods of fiscal 2000, primarily due to higher average daily payroll tax funds invested. The Company expects interest income from payroll tax funds invested to decrease as a result of declining interest rates.

  Cost of Providing Services

     Cost of providing services increased 58.8% in the third quarter and 54.1% in the first nine months of fiscal 2001 when compared with the same periods of fiscal 2000. These expenses increased as a percentage of revenue to 46.6% and 50.4% in the third quarter and first nine months of fiscal 2001 from 43.0% and 48.6% in the third quarter and first nine months of fiscal 2000. The increases in absolute dollars were primarily due to increased personnel in operations and account management resulting from an increase in the client base and hiring of additional personnel to support the Company's new service offering, Shared Services. The increases as a percentage of revenue were due primarily to additional expenses incurred as a result of the new service offering.

  General and Administrative

     General and administrative expenses increased 60.3% in the third quarter and 59.3% in the first nine months of fiscal 2001 when compared with the same periods of fiscal 2000. These expenses increased as a percentage of revenue to 14.8% and 16.4% in the third quarter and first nine months of fiscal 2001 from 13.5% and 15.2% in the third quarter and first nine months of fiscal 2000. The increases in absolute dollars were primarily attributable to investment in the Company's information technology infrastructure and the hiring of additional management and administrative personnel to support Shared Services and the Company's growth. The increases as a percentage of revenue were due primarily to additional expenses incurred as a result of the new service offering.

  Research and Development

     Research and development expenses increased 50.2% in the third quarter and 55.2% in the first nine months of fiscal 2001 when compared with the same periods of fiscal 2000. These expenses increased as a percentage of revenue to 10.9% and 12.8% in the third quarter and first nine months of fiscal 2001 from 10.6% and 12.2% in the third quarter and first nine months of fiscal 2000. The increases in absolute dollars were primarily a result of additional personnel and, to a lesser extent, the development of enhancements and new features to the Company's existing services. Capitalized software development costs were $1.6 million and $4.7 million for the third quarter and first nine months of fiscal 2001 and $1.7 million and $4.8 million for the same periods of fiscal 2000.

  Client Acquisition Costs

     Client acquisition costs increased 71.0% in the third quarter and 56.0% in the first nine months of fiscal 2001 when compared with the same periods of fiscal 2000. These expenses increased as a percentage of revenue to 44.9% and 46.6% in the third quarter and first nine months of fiscal 2001 from 38.6% and 44.4% in the third quarter and first nine months of fiscal 2000. The increases in absolute dollars and as a percentage of revenue in fiscal 2001 were primarily due to the additional personnel costs associated with new product and services implementation, the additional investments made to expand the sales and services implementation capabilities for Shared Services and, to a lesser extent, expenses related to marketing.

  Interest Expense

     Interest expense increased as a percentage of revenue to 0.7% in the third quarter and 0.6% in the first nine months of fiscal 2001 from 0.5% and 0.4% in the third quarter and first nine months of fiscal 2000.

  Interest Income and Other, Net

     Interest and other income increased 29.0% in the third quarter and 21.1% in the first nine months of fiscal 2001 when compared with the same periods of fiscal 2000 and decreased as a percentage of revenue to 2.5% and 2.8% in the third quarter and first nine months of fiscal 2001 from 2.8% and 3.5% in the third quarter and first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through a combination of sales of equity and mezzanine securities, private debt and bank borrowings. The Company raised approximately $27.0 million from its initial public offering in September 1997 and approximately $80.7 million from its secondary public offering in September 1998. On August 1, 2000, the Company authorized, issued and sold 1,132,075 shares of 6.9% Preferred Stock at $26.50 per share, raising approximately $30 million.

     At March 31, 2001, the Company had approximately $40.3 million of cash and cash equivalents, $21.7 million of short-term investments and $3.1 million of long-term investments, as well as a $20.0 million secured revolving line of credit, which expires in June 2001. At March 31, 2001, the Company had no outstanding borrowings under the line of credit.

     Net cash used in operating activities decreased $4.9 million for the first nine months of fiscal 2001 when compared to the same period of fiscal 2000. The decrease in net cash used in operating activities for the first nine months of fiscal 2001 was primarily attributable to increases in accounts payable, accrued liabilities, deferred revenue and depreciation and amortization and decreases in accounts receivable, partially offset by an increase in net loss and increases in prepaid expenses and other current assets.

     Net cash used in investing activities increased $4.9 million for the first nine months of fiscal 2001 when compared to the same period of fiscal 2000. The increase in net cash used in investing activities related primarily to the purchase of securities, partially offset by decreases in the purchase of equipment, furniture and fixtures.

     Net cash provided by financing activities increased $36.9 million for the first nine months of fiscal 2001 when compared to the same period of fiscal 2000. Net cash provided by financing activities for fiscal 2001 related primarily to $30.0 million of proceeds from the issuance of Preferred Stock and $6.1 million of proceeds from the issuance of common stock upon the exercise of stock options.

     The Company believes that its existing cash and cash equivalent balances, amounts available under its current credit facility and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies, although the Company does not have any pending plans to do so. The Company may also sell additional equity or debt securities or obtain additional credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Aspects of SAB 101 relevant to the Company primarily concern the timing of the recognition of revenue and certain expenses related to arrangements that involve the receipt of nonrefundable, up-front fees. SAB 101 requires that in particular situations, the nonrefundable fees and certain associated costs be recognized over the contractual term or average life of the underlying arrangement. SAB 101 will be effective for ProBusiness in the fourth quarter of fiscal year 2001. The Company will restate its financial statements for the prior quarters of fiscal year 2001 and the Company believes that implementation of SAB 101 will not have a material impact on the Company's previous financial results. However, the Company expects that implementation of SAB 101 will likely adversely affect the Company's revenue and may adversely affect the results of operations in the current and future periods. However, the Company does not expect SAB 101 to have an impact on cash flow.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Operating Losses; Need to Commit to Expense in Advance of Revenues. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding its sales efforts, service offerings and operations to new geographic regions. As of March 31, 2001, the Company had an accumulated deficit of $89.0 million. The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. In connection with the acquisition of each new client, the Company incurs substantial client acquisition costs, which consist primarily of sales and implementation expenses and, to a lesser extent, marketing expenses. In connection with the expansion of new service offerings, the Company incurs substantial operating costs associated with hiring the management and operational infrastructure. These costs are incurred in advance of revenues and the Company may not be able to recoup the costs. The Company's ability to achieve profitability will depend in part upon its ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve or sustain profitability in the future could have a material adverse effect on the Company's business, financial condition and consolidated results of operations.

     Seasonality; Fluctuation in Quarterly Results. The Company's business is characterized by significant seasonality. As a result, the Company's revenue has been subject to significant seasonal fluctuations, with the largest percentage of annual revenue being realized in the third and fourth fiscal quarters, primarily due to new clients beginning services in the beginning of the tax year (the Company's third fiscal quarter) and higher interest income earned on payroll tax funds invested. Further, the Company's operating expenses are typically higher as a percentage of revenue in the first and third fiscal quarters as the Company increases personnel to acquire new clients and to implement and provide services to such new clients, a large percentage of which begin services in the third quarter. The Company's quarterly operating results have in the past varied and will in the future vary significantly depending on a variety of factors, including the number and size of new clients starting services, the decision of one or more clients to delay or cancel implementation or ongoing services, interest rates, seasonality, the ability of the Company to design, develop and introduce new services and features for existing services on a timely basis, costs associated with strategic acquisitions and alliances or investments in technology, the success of any such strategic acquisition, alliance or investment, costs to transition to new technologies, expenses incurred for geographic expansion, risks associated with payroll tax, benefits administration and Shared Services, price competition, a reduction in the number of employees of its clients and general economic factors. Revenue from new clients typically represents a significant portion of quarterly revenue in the third and fourth fiscal quarters. A substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, the Company may not be able to timely cut costs in response to any decrease in revenue. The Company's agreements with its clients generally contain penalties for cancellation. However, any decision by a client to delay or cancel implementation of the Company's services or the Company's underutilization of personnel may cause significant variations in operating results in a particular quarter and could result in losses for such quarters. As the Company secures larger clients, the time and expense required for implementing the Company's services increases, which could contribute to larger fluctuations in revenue. Interest income earned from investing payroll tax funds, which is a significant portion of the Company's revenue, is vulnerable to fluctuations in interest rates. Interest rates have recently declined and the declines will adversely effect the Company's future results. In addition, the Company's business may be affected by shifts in the general condition of the economy, client staff reductions, strikes, acquisitions of its clients by other companies and other downturns. The United States is currently experiencing an economic slowdown. As a result, the number of employees of the Company's clients may decrease and the length of the Company's sales process is likely to increase. There can be no assurance that the Company's future revenue and results of operations will not vary substantially. It is possible that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In either case, the market price of the Company's common stock could be materially adversely affected.

     Implementation of Staff Accounting Bulletin No. 101. The Company is required to implement Staff Accounting Bulletin No. 101 in the fourth quarter of fiscal year 2001. The implementation of SAB 101 will affect the timing of the recognition of revenue and certain expenses related to arrangements that involve the receipt of nonrefundable, up-front fees. As a result of the implementation of SAB 101, the amount of upfront implementation revenue that the Company will be able to recognize will materially decrease. The Company cannot be certain that it will be able to accurately predict the impact of SAB 101 on the current and future quarters, however, the Company expects that SAB 101 will likely have a adverse effect on its revenue recognition and may have an adverse effect on its results of operations. However, the Company does not expect SAB 101 to have an impact on cash flow.

     Risks Associated with Strategic Acquisitions and Investments. The Company has no current agreements or negotiations under way with respect to any acquisition of, or investment in, businesses that provide complementary services or technologies to those of the Company. The Company has in the past and intends in the future to make additional acquisitions of, and investments in, such businesses. Any future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. Furthermore, there can be no assurance that any strategic acquisition or investment will succeed. Any future acquisitions or investments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company is subject to large cash penalties imposed by tax authorities for late filings or underpayment of taxes. To date, such penalties have not been significant. However, there can be no assurance that any liabilities associated with such penalties will not have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's reserves or insurance for such penalties will be adequate. In addition, failure by the Company to make timely or accurate payroll tax return filings or pay tax liabilities when due on behalf of clients may damage the Company's reputation and could adversely affect its relationships with exiting clients and its ability to gain new clients. The Company's tax filing service is also dependent upon government regulations, which are subject to continual changes. Failure by the Company to implement these changes into its services and technology in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, since a significant portion of the Company's revenue is derived from interest earned from investing collected but unremitted payroll tax funds, changes in policies relating to withholding federal or state income taxes or reduction in the time allowed for taxpayers to remit payment for taxes owed to government authorities would have a material adverse effect on the Company's business, financial condition and results of operations. The federal government is currently contemplating tax cuts proposed by President Bush. These tax cuts, if approved and enacted, would reduce the amount of collected but unremitted payroll tax funds and, correspondingly, the interest the Company could earn on these funds. The Company's benefits administration services are subject to various risks resulting from errors and omissions in processing and filing COBRA or other benefit plan forms in accordance with governmental regulations and the respective plans. The Company processes data received from employees and employers and is subject to penalties for any late or misfiled plan forms. There can be no assurance the Company's reserves or insurance for such penalties will be adequate. In addition, failure to properly file plan forms would have a material adverse effect on the Company's reputation, which could adversely affect its relationships with existing clients and its ability to gain new clients. The Company's benefits administration services are also dependent upon government regulations, which are subject to continual changes that could reduce or eliminate the need for benefits administration services. The Company's Shared Services offering is subject to various risks resulting from errors and omissions in processing the data for a client's payroll. The Company processes data received from employees and employers. Failure by the Company to process this data accurately could result in errors or omissions in filing the client's payroll tax returns and paying tax liabilities owed to tax authorities on behalf of clients.

     The Company has access to confidential information and to client funds. As a result, the Company is subject to potential claims by its clients for the actions of the Company's employees arising from damages to the client's business or otherwise. There can be no assurance that the Company's fidelity bond and errors and omissions insurance will be adequate to cover any such claims. Such claims could damage client relations and have a material adverse effect on the Company's business, financial condition and results of operations.

     Investment Risks. The Company invests funds, including payroll tax funds transferred to it by clients in short-term, top-tier, high-quality financial instruments such as overnight U.S. government direct and agency obligations, commercial paper and institutional money market funds, which are subject to credit risks and interest rate fluctuations. These investments are exposed to several risks, including credit risks from the possible inability of the borrowers to meet the terms of their obligations under the financial instruments. The Company would be liable for any losses on such investments. Interest income earned from the investment of client payroll tax funds represents a significant portion of the Company's revenue. As a result, the Company's business, financial condition and results of operations are significantly impacted by interest rate fluctuations. The Company enters into interest rate swap agreements to minimize the impact of interest rate fluctuations. However, the Company's swap agreements do not protect the Company from all interest rate risks and the Company's future results will be adversely affected as a result of recent declines in interest rates. Under certain circumstances, if interest rates rise, the Company would have payment obligations under its interest rate swap agreements, that may not be offset by interest earned by the Company on deposited funds. Any payment obligation under the Company's swap agreements could have a material adverse effect on the Company's business, financial condition and results of operations. A default by the Company under its swap agreements could result in acceleration and setoff by the bank of all outstanding contracts under the swap agreement and could result in cross-defaults of other debt agreements of the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Substantial Competition. The market for the Company's services is intensely competitive, subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. The Company primarily competes with several public and private payroll service providers, such as Automatic Data Processing, Inc. and Ceridian Corporation, as well as smaller, regional competitors. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than the Company. In addition, certain of these companies offer more services or features than the Company and have processing facilities located throughout the United States. The Company also competes with in-house employee services departments and, to a lesser extent, banks and local payroll companies. With respect to benefits administration services, the Company competes with insurance companies, benefits consultants and other local benefits outsourcing companies. The Company may also compete with marketers of related products and services that may offer payroll or benefits administration services in the future. The Company has experienced, and expects to continue to experience, competition from new entrants into its markets. Increased competition, the failure of the Company to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, a significant portion of the Company's historic revenue growth has resulted from new client acquisition, and a majority of the Company's new clients historically have come from the Company's competitors. If the Company does not have the same success in winning clients from its competitors in the future, the Company would have to rely more on clients that are moving from in-house operations to outsourcing. This could increase the Company's sales cycle and its client acquisition costs.

     Risk Associated with the Development and Introduction of New or Enhanced Services. The technologies in which the Company has invested to date are rapidly evolving and have short life cycles, which requires the Company to anticipate and rapidly adapt to technological changes. In addition, the Company's industry is characterized by increasingly sophisticated and varied needs of clients, frequent new service and feature introductions and emerging industry standards. The introduction of services embodying new technologies and the emergence of new industry standards and practices can render existing services obsolete and unmarketable in a short period of time. The Company's future success will depend, in part, on its ability to develop or acquire advanced technologies, enhance its existing services with new features, add new services that address the changing needs of its clients, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Several of the Company's competitors invest substantially greater amounts in research and development than the Company, which may allow them to introduce new services or features before the Company. Even if the Company is able to develop or acquire new technologies in a timely manner, it may incur substantial costs in developing or acquiring such technologies and in deploying new services and features to its clients, including costs associated with acquiring in-process technology, amortization expenses related to intangible assets and costs of additional personnel. If the Company is unable to develop or acquire and successfully introduce new services and new features of existing services in a timely or cost-effective manner, the Company's business, financial condition and results of operations could be materially adversely affected. The Company has spent and will continue to spend significant time and money in the development of its integrated service delivery platform, Golden Gate(TM) and in the development and staffing of its outsourced employee administrative services offering, Shared Services. The Company cannot be certain that these services will be successfully developed. Even if they are successfully developed, the Company cannot be certain that they will be accepted by new or existing clients. In addition, prior to the rollout of Golden Gate(TM), new clients may postpone their purchase of the Company's existing products and services in anticipation of the new service delivery platform. In addition, some of the Company's existing clients have requested to switch to the new platform. If the Company is unable to timely and successfully introduce, market and deploy the Golden Gate(TM) application platform or its Shared Services offering, the Company's business, financial condition and results of operations could be materially adversely affected.

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

     Disaster Recovery; Electric Power Interruptions; Risk of Loss of Client Data. The Company currently conducts substantially all of its payroll and payroll tax processing at the Company's headquarters in Pleasanton, California, and divides the payroll printing and finishing between its Pleasanton and Irvine, California facilities. The Irvine facility serves both as an alternative processing center and a backup payroll center. The Company's Shared Services operations are conducted solely in Bothell, Washington, and no benefits administration back-up facility exists. The Company establishes for each payroll client a complete set of payroll data at the Pleasanton processing center, as well as at the client's site. In the event of a disaster in Pleasanton, clients would have the ability to process payroll checks based on the data they have on-site, if necessary. In addition, the Company has developed business continuity plans for each of the Company's mission-critical business units. There can be no assurance that the Company's disaster recovery procedures are sufficient or that the payroll data recovered at the client site would be sufficient to allow the client to calculate and produce payroll in a timely fashion. The Company's operations are dependent on its ability to protect its computer systems against damage from a major catastrophe (such as an earthquake or other natural disaster), fire, power loss, security breach, telecommunications failure or similar event. The Company's facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. These blackouts are expected to increase in frequency and severity, and they could disrupt the operations of the Company's affected facilities. The Company has already experienced a blackout at one of its facilities and expects to experience additional blackouts in the future. The Company cannot be certain the precautions it has taken to protect itself from or minimize the impact of such events will be adequate. Any damage to the Company's data centers, failure of telecommunications links or breach of the security of the Company's computer systems could result in an interruption of the Company's operations, including a loss of data, that may not be covered by the Company's insurance. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Limitations on Protection of Intellectual Property and Proprietary
Rights. The Company's success is dependent in part upon its proprietary software technology. The Company has no patents, patent applications or registered copyrights. The Company relies on a combination of contract, copyright and trade secret laws to establish and protect its proprietary technology. The Company distributes its services under software license agreements that grant clients licenses to use the Company's services and contain various provisions protecting the Company's ownership and the confidentiality of the underlying technology. The Company generally enters into confidentiality and/or license agreements with its employees and existing and potential clients and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of the Company's technology. There can be no assurance that the Company's services and technology do not infringe any existing patents, copyrights or other proprietary rights of others, or that third parties will not assert infringement claims in the future. If any such claims are asserted and upheld, the costs of defense could be substantial, management attention may be diverted and any resulting liability to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     Possible Volatility of Stock Price. The market price of the Company's common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new services by the Company or its competitors, market conditions in the information services industry, general market conditions, changes in financial estimates by securities analysts or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology and services companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

     Risk Associated with Control by Principal Stockholders. As of March 31, 2001, the Company's directors and executive officers, and its principal stockholders, together controlled approximately 32.0% of the Company's voting stock. If these stockholders acted or voted together, they would have the power to exercise a significant influence over the election of the Company's directors and other matters requiring stockholder approval, including the approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company, even when a change may be in the best interests of its stockholders. In addition, the interests of these stockholders may not always coincide with the interest of the Company or the interests of other stockholders.

     Risk Associated with Redeemable Convertible Preferred Stock. In August 2000 the Company sold 1,132,075 shares of 6.9% Senior Convertible Preferred Stock. The holders of the Preferred Stock are entitled to be paid $26.50 per share before any amounts may be paid to holders of ProBusiness Common Stock in the event of a merger, acquisition or liquidation of the Company. The holders of the Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock.

Therefore, the longer the Preferred Stock is outstanding, the more dilution will be experienced by holders of the Company's common stock.

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

     Safe Harbor for Forward-Looking Statements. Forward-looking statements contained in this quarterly report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. When used in this document and documents referenced herein, the words "intend," "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company are included to identify such forward-looking statements. These forward-looking statements include statements regarding the demand for outsourcing employee administrative services; the Company's expansion of its client base; delays in or unsuccessful development of the Golden Gate(TM) service delivery platform and the Shared Services product offering; the extent and timing of market acceptance of these new products; the decline of interest rates; the Company's ability to minimize the impact of interest rate fluctuations; the Company's ability to predict the impact of SAB 101 and minimize the impact of SAB 101 on the Company's financial condition or results of operations; continued client acquisition costs incurred in advance of revenues; the Company's intention to increase its direct sales force; the development of a comprehensive and fully integrated suite of employee administrative services; the Company's ability to offer additional services; the initiation or completion of any strategic acquisition, investment or alliance; the Company's ability to extend its technology leadership; the Company's ability to attract and retain new clients; the Company's ability to develop its financial and managerial controls and systems; the opening of additional facilities; the sufficiency of the Company's back-up facilities and disaster and electric power interruptions recovery procedures; the Company's ability to develop or acquire new technologies; the Company's ability to attract and retain experienced employees; the Company's ability to maintain a high payroll client retention rate; and the Company's ability to increase its national presence. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under "Additional Factors That May Affect Future Results" and elsewhere in this quarterly report and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and. various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In fiscal 2001, the Company held certain derivative based products to mitigate interest rate fluctuation risk. The collateral exposure associated with the Company's various interest rate swap agreements are limited by interest rate caps held by the Company. As of March 31, 2001, the Company held two interest rate cap agreements with expiration dates of April 2002 and January 2003, both with cap rates of 8.0%. The aggregate fair value of these cap agreements at March 31, 2001 was $78,754.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

     (b) On August 1, 2000, the Company sold 1,132,075 shares of 6.9% Senior Redeemable Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of $30 million to affiliates of General Atlantic Partners, LLC at $26.50 per share. The investors consisted of General Atlantic Partners, 70, L.P., GAP Coinvestment Partners II, L.P. and GapStar, LLC (together, "GAP"). David Hodgson, a managing member of General Atlantic Partners, LLC, is a member of the Company's Board of Directors. The Preferred Stock ranks senior to ProBusiness common stock. The holders of the Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. Dividends are payable quarterly on the first day of October, January, April and July, commencing October 1, 2000. The holders of the Preferred Stock are entitled to be paid an amount equal to $26.50 per share before any amounts are paid to holders of ProBusiness common stock in the event of a merger, acquisition or liquidation of the Company. The Preferred Stock may be converted at any time by the holders into shares of ProBusiness common stock at a rate of one share of common stock for each share of Preferred Stock, subject to adjustment. The Company has the option to convert all of the Preferred Stock to common stock on August 1, 2005, if the then current market price of ProBusiness common stock is $26.50 or more per share, at a rate of one share of common stock for each share of Preferred Stock. If, after August 1, 2003, the market price of ProBusiness common stock is $39.00 or more per share, the Company may, at its option, redeem any or all of the outstanding Preferred Stock at $26.50 per share. The conversion rates and dollar amounts in the Preferred Stock terms are subject to adjustment for ProBusiness stock splits, stock dividends and recapitalizations, among other things, after the issue date of the Preferred Stock. The holders of the Preferred Stock vote with the Company's common shareholders as a single class, except that as long as GAP or other affiliates of General Atlantic Partners, LLC own a majority of the Preferred Stock, the holders of Preferred Stock are entitled to elect one director to the Company's Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     See exhibit list following signature page.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001

                                          PROBUSINESS SERVICES, INC.
                                          (Registrant)

                                          /s/ THOMAS H. SINTON
                                          --------------------------------------
                                          President and Chief Executive Officer

                                          /s/ STEVEN E. KLEI
                                          --------------------------------------
                                          Executive Vice President, Finance and
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
                      Registrant and Maritz, Inc.

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-23189), declared effective on September 18, 1997.

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