Form 10-K
period 2001-06-30
PROBUSINESS SERVICES INC
filed 2001-09-28
CIK 1028751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

     (Mark One)

[X]	Annual Report pursuant to Section 13 or 15 of the Securities Exchange Act of 1934 (no fee required)

For the fiscal year ended June 30, 2001

OR

[ ]	Transition report pursuant to Section 13 or 15 of the Securities Exchange Act of 1934 (no fee required)

ProBusiness Services, Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	94-2976066 (I.R.S. Employer Identification No.)

4125 HOPYARD ROAD
PLEASANTON, CA 94588

(Address of principal executive offices)

(925) 737-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $470 million as of June 29, 2001 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date.

     As of September 7, 2001, there were 24,218,850 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2001 are incorporated by reference into Part II. Portions of the Proxy Statement for Registrant’s 2001 Annual Meeting of Stockholders to be held November 30, 2001 are incorporated by reference into Part III.

ProBusiness Services, Inc.
INDEX TO ANNUAL REPORT
ON FORM 10-K

PROBUSINESS SERVICES, INC.

PART I.

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those set forth herein under “Additional Factors That May Affect Future Results” as well as those noted in the documents incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

Item 1. Business

Overview

     We are a leading provider of comprehensive administrative outsourced services to large employers nationwide, providing solutions that include corporate employee payroll processing, payroll tax filing and other critical human resources (“or HR”) and benefits administration functions. As our roster of payroll and tax clients has risen to approximately 775 companies, representing over 4 million employees, and which include relationships with over 10% of the Fortune 1000 companies, we have successfully grown our revenues 114% and 442% over the past two and four years, respectively, as of June 30, 2001. In FY2001, we generated approximately $150 million in revenue, an increase of 44% over the prior year. Our comprehensive and integrated outsourced payroll processing and tax filing solution has expanded to include a multitude of other similarly integrated products including payroll administration, Web-based self-service for employees, HR software and integrated administration of health and welfare benefits, COBRA benefits and flexible spending accounts. These services are combined into a single, technology platform combining sophisticated transaction processing and Internet-enabled workstations to form a comprehensive HR outsourcing product.

     As a leading provider of comprehensive payroll processing and tax filing services, during FY2001, we processed 37 million paychecks for employees, filed over 3.5 million Form W-2s with the Internal Revenue Service and managed the flow of over $90 billion in payroll and tax collections. Our services and technology platform are integrated with the client’s existing in-house and third-party processing systems, thereby assuming one or more of the client’s HR administrative functions and creating what we believe to be a highly differentiated and client-driven solution. This allows our clients to streamline their administrative processes, including the elimination of complex and costly functions, while ensuring the use of industry-wide best practices. By leveraging our significant scale, experience and depth of cross-functional skills, our clients achieve higher levels of service and efficiency.

     Our growth strategy focuses primarily on serving the large employer segment of the market, which we define as organizations with more than 1,000 employees. We estimate that approximately 70% of this market continues to process their payroll internally. As companies recognize the cost and service benefits of outsourcing these functions, the continued penetration of this market represents a significant opportunity for us. We believe that our business model, which requires upfront investment in acquisition costs to develop long-term client relationships with large employers, allows us to establish highly integrated, tailored and long-term client solutions which result in substantial initial and recurring revenue streams which yield significant returns on this investment over time.

     We were incorporated in California in October 1984 and reincorporated in Delaware in September 1997. Our executive offices are located at 4125 Hopyard Road, Pleasanton, California 94588, and our telephone number is (925) 737-3500.

Industry Background

     Businesses face significant and increasingly difficult challenges in managing the multitude, complexity and substantial costs of the administrative functions in their internal HR operations. With administrators of internal corporate functions facing a combination of (i) increasing regulatory complexity, (ii) penalties for non-compliance, (iii) rapid changes in their employee bases, (iv) a need to maintain industry-wide best practices, and (v) a lack of scale in their operations, companies have increasingly turned to outsourcing to allow them to focus greater resources on their core operations. Administrative outsourcing has traditionally focused on HR functions such as payroll processing and payroll tax filing. These functions lend themselves to outsourcing because they are technologically complex and continually evolving and the systems required are costly for employers to design, maintain and administer with limited internal resources and, often, without scale. As a result, the demand for outsourcing of employee administrative services and business processes has grown significantly over the last several years.

     In addition to payroll processing and payroll tax filing, other employee-related administrative functions such as benefits administration including health and welfare administration, Web-enabled applications and HR management services have similarly become increasingly complex and difficult for employers to manage effectively. As a result, and in large part due to the success employers experienced with payroll based outsourcing solutions, companies have begun to shift from outsourcing of discrete functions to comprehensive HR solutions that are integrated into a single technology platform. A common technology platform permits companies to leverage data elements that are common to payroll processing, payroll tax filing, benefits administration and other HR operations.

     Third-party HR outsourcers often focus on varying segments of the market and may not adequately serve the specific needs of companies. Problems associated with outsourcers include a lack of centralized data, the integration of multiple technology platforms and an overall lack of sufficient levels of client service. To achieve long-term success, we believe that successful HR outsourcers must provide a strong and dynamic technology platform, a comprehensive and integrated suite of HR services, superior HR administrative process expertise and premium levels of client service by focusing on a defined segment of the market. The demand for HR and business process outsourcing, stemming from a large and increasing number of employers looking to outsource for the first time and those looking to expand into more comprehensive outsourcing solutions, is creating opportunities for outsourcers who can meet the evolving needs of employers.

Our Solution and Competitive Strengths

     We offer our large employer target market a comprehensive and integrated suite of HR outsourcing services which we believe adds significant long-term value to our clients. We have built upon our position as a leading provider of payroll processing and tax filing services to expand the breadth of services offered. We accomplish this with a proprietary technology platform that integrates with client’s existing in-house and third-party processing systems. We believe this proprietary technology, our suite of service offerings and focus on premier levels of client service, together with the following competitive strengths, distinguishes us in the marketplace.

     Advanced, Proprietary, Highly Scalable Technology Platform. Our advanced technology platform is highly scalable, configurable, and designed to combine multiple service offerings into a single platform that integrates with the client’s other systems. This platform reduces errors, speeds development of add-on services, improves timeliness of issue resolution, and significantly reduces processing and servicing costs. This technology is applicable across all service offerings.

     Internet Delivery Platform. The Internet is playing an increasingly important role in the delivery of outsourcing services to large employers. The Internet enables us to transmit processes, transactions and information to the appropriate client contacts, including applications for employee and administrator self-service. Our platform allows clients to reduce costs by moving transactions to the lowest-cost processing method and by eliminating paper and other redundancies. For example, we offer our clients an Internet-based solution that permits us to process an entire payroll and distribute related checks, reports and other documentation on a fully electronic basis.

     Proven Track Record. We are a leading provider of payroll processing and payroll tax filing services. For FY2001, we processed 37 million paychecks for employees, filed over 3.5 million Form W-2s with the Internal Revenue Service and managed the flow of over $90 billion in payroll and tax collections. As of June 30, 2001, we had approximately 625 payroll and tax clients and approximately 150 tax-only clients, together representing over 4 million employees. We intend to continue to build upon both our significant presence in the large employer market and our existing client base in an effort to improve our competitive position, as well as to increase our financial and operational scale and cross-selling opportunities. Furthermore, we believe that the 10 years that we have invested in the development and refinement of our products and services makes our success difficult for others to replicate. Given the critical nature of their HR services, companies in our target market are more likely to select an outsourcing partner that is service oriented and has demonstrated its ability to reliably deliver accurate and high quality services.

     Comprehensive Outsourced Service Offering. In addition to our corporate employee payroll processing and tax filing service offerings, we provide a more comprehensive suite of HR administrative functions, including comprehensive benefits administration, health and welfare administration, web-based self service for employees, HR software, COBRA administration and flexible spending administration. In particular, we assume the management of our client’s transaction administration functions including the recording and verification of time, the issuance of manual checks, the enrollment of employees in flexible spending benefit programs and the auditing and balancing of payroll which allows our clients to significantly reduce or eliminate in-house HR personnel to gain maximum efficiency. We expect to add functionality to our existing service offerings and to develop, acquire or partner to increase the breadth of services offered in the future. This may include the acquisition of technologies that complement our existing offerings and add new best-in-class features to our suite of products that provide our clients with greater flexibility to select the services that address their individual needs.

     Value-Added Solution. We deliver value to our clients by designing a comprehensive suite of services that improve the efficiency of the client’s HR administration. A significant amount of the value of our services is derived from helping our clients to streamline organizational processes and implement best practices, which typically lead to significant cost savings, establishing the foundation upon which we may provide additional services in the future. To accomplish this, we identify and build industry-wide best practices into our systems and provide expert consultation during the sales and implementation process to facilitate integration of our technology with a client’s legacy systems.

     Success in Serving a Substantial and Diverse Client Base of Large Employers. We have over 10 years of in-depth experience delivering our proven solutions to large employers, which we define as organizations with over 1,000 employees, and have developed a suite of services specifically designed to satisfy their unique needs. As of June 30, 2001, we provided services to over 10% of the Fortune 1000 companies, spanning a wide variety of business segments and resulting in a significant recurring revenue stream from established clients. For the year ended June 30, 2001, no single client represented more than 3% of our revenues.

     Experienced, Highly Motivated Workforce and Management Team. We believe that our highly skilled, diverse and well-trained workforce is one of our greatest assets. We strive to develop leadership and client service excellence at all levels of our organization. We seek to hire individuals with significant industry experience, whether these hires are account managers, research and development personnel or integration professionals. Our officers and directors maintain a significant ownership stake in our company that, as of June 30, 2001, was approximately 30%, including ownership by General Atlantic Partners, LLC (“GAP”). In addition, almost all of our employees have an ownership interest in the company via option grants and participation in our employee stock purchase plan. We believe that these equity stakes significantly contribute to our ability to provide what we believe to be the highest level of client service in the industry.

     Premier Client Service Organization. We believe that our focus on providing high-quality, responsive and professional client service is a major competitive advantage and one of our clear differentiators in the marketplace. We deliver superior client service by striving to establish a long-term business partnership with each client. With a low client-to-account manager ratio, we assign each client a personal account manager who manages the account and marshals the resources of a strategic team of specialists to meet the client’s specific needs. Additionally, we have built high-quality service features into our technology platform such as providing redundant client site data access, mirror-image customer service terminal technology and automated processes enabling our professionals to monitor client issues to ensure consistent services. Additionally, we promote our client service culture through incentive compensation and recognition of achievements that are based on providing high-quality service to clients. This service culture translates into operational excellence, as evidenced by the fact that over the last four years we have produced over 99.5% of our payrolls without error and maintained what we believe to be an industry-leading retention rate of approximately 90%.

Service Offerings

     We have over 10 years of in-depth experience serving large employers and have developed a suite of services specifically designed to satisfy their unique needs. We provide a broad range of employee administrative services, including:

•	payroll processing;

•	payroll tax filing;

•	benefits administration services;

•	HR software;

•	Comprehensive Outsourcing; and

•	Web-based self-service.

We intend to develop enhancements to our existing services internally. We also intend to expand our service offerings through future acquisitions, alliances and investments.

     Payroll Processing. We process time and attendance data to calculate and produce employee paychecks, direct deposits and reports for our clients. Our clients receive paychecks and reports within approximately 24 to 48 hours of our receipt of their electronically submitted data. Our system is highly configurable to meet the specialized and, often times, complex needs of large employers, yet maintains the ability to provide high-volume processing. The system integrates easily with the client’s general ledger, HR, and time and attendance systems. In addition, we offer many sophisticated features, including the automatic enrollment and tracking of paid time off, prorating of compensation for new hires and integrated garnishment processing.

     Payroll Tax Filing. We collect contributed employer and employee payroll tax funds from clients and deposit such funds with tax authorities when due. We also file all payroll tax returns and reconcile the client’s account. Additionally, we will represent the client before tax authorities in disputes or inquiries. A substantial portion of our existing payroll clients utilize our payroll tax service.

     Benefits Administration Services. Our benefits administration services include flexible benefits enrollment and processing, COBRA administration, and consolidated billing and eligibility tracking. These services include data management, reconciliation, transaction processing, employee inquiry management and client service.

     HR Software. Our HR software tracks and reports general employee information, including compensation, benefits, skills, performance, training, job titles and medical history. For clients who also use our payroll service, the HR data can be transferred to the payroll services system to eliminate the need for duplicate data entry.

     Comprehensive Outsourcing. Our Comprehensive Outsourcing service offering, which includes payroll administration, serves as an extension of our client’s business as we fully manage employee inquiries and other departmental administrative functions for payroll, HR and benefits in addition to our traditional back-office processing services. When a client adopts Comprehensive Outsourcing service offering, we assume the management of such transactional administration as the recording and verification of time, the issuance of manual checks, the enrollment of employees in flexible spending benefit programs and the auditing and balancing of payroll.

     Web-Based Self-Service Applications. Our self-service applications provide employers with a complete range of employee relationship management applications. Employers have a Web-based tool, which not only facilitates HR and payroll processes, but also allows employees to utilize self-directed administration services. We lead the industry with Web-based self-service as a result of our employee services and client services portals.

Technology

     We differentiate ourselves through our proprietary technology platform. This platform integrates substantially all technologies required to deliver high-quality employee services to clients at low transaction costs. It consists of five layers that provide services across all administrative processes:

•	Applications – payroll, tax, HR management systems and benefits;

•	Production – high-speed data processing, printing and finishing systems;

•	Internet – employee and administrator self-service integrated into the platform;

•	Service – integrated client relationship management, knowledge-base, imaging, interactive voice response and telephony systems; and

•	Information Technology – integrated data center services (such as database hosting, maintenance and backup), Web hosting, security and business interruption services.

     These layers constitute an integrated data processing system that is highly flexible, reliable and serviceable. The integrated platform eliminates data duplication, reduces system latency, reduces steps and errors, improves reliability, and provides integrated end-to-end process outsourcing.

     To build the layers, we utilize industry-standard technologies that are highly scalable and redundant. Client data is stored on a high-availability storage area network comprised of multiple logical servers on a high-speed Nortel and Cisco network. Processing services are provided by an array of inexpensive microprocessors, which are easily extensible and highly redundant. Service technologies include third-party technologies from Siebel, FileNet, Genesys, Periphonics, and Nortel. We build our own integrated application technologies, including payroll processing, payroll tax filing and benefits administration, and our own Internet self-service and portal technologies, with developers located in Pleasanton and Atlanta.

     Our focus is on an integrated data processing system that assures data flows easily across applications, between clients and our company, and to and from third-party systems. This enables us to provide high levels of service to clients, because both clients and our service providers work with the same data and applications. As a continuation of this focus, we are currently developing the next generation proprietary integrated technology and service platform, GOLDEN GATE. GOLDEN GATE, a highly leverageable and flexible technology platform which may be utilized with our Comprehensive Outsourcing solution.

Client Service

     We believe that our focus and dedication to providing high levels of client service is a competitive advantage in the large employer market. Beyond developing a business partnership with each client, we assess each client’s payroll processing needs and reengineer and design the client’s payroll systems and processes. In doing so, we implement a value-added solution for the client. We also maintain an ongoing relationship with each client through the use of a strategic team that includes a sales representative, a sales analyst, a senior project manager, an account manager and numerous functional, regulatory and technical support specialists. We intend to continue providing our clients with a high level of service by hiring professionals who are experienced in their fields. Most of our service personnel have experience in payroll, accounting, HR or financial services industries, and many hold Certified Public Accountant or Certified Payroll Professional accreditation.

     We continually monitor the quality of our service via client feedback mechanisms. We obtain valuable insights into the needs of our clients through our partnership with each client and from client responses to surveys, which are conducted semiannually. We use this information to help develop, identify and optimize new service offerings and to improve the level of service provided to clients. We also use client feedback as a basis for incentive compensation and for recognition of achievements. Our client service focus, supported by our advancements in technology, was recognized by CIO magazine through the presentation of the CIO-100 Award for Customer Service Excellence in August 2000.

     Sales. We believe that client service begins with the sales process. A sales representative and a sales analyst work together to assess a potential client’s processing needs. Based on this assessment, the sales team then identifies opportunities for reengineering the prospective client’s processes and for designing a solution that integrates effectively with their prospective client’s other systems. The sales cycle typically ranges from three to twelve months or longer.

     Implementation. Upon engagement by a client, we assign a team of technical support specialists headed by a senior project manager. The senior project manager leads the transition from the client’s former system to our system. The senior project manager also works with the client, the sales analyst and technical support specialists to integrate our applications with the client’s other systems and to customize the system to improve the client’s processes. We use our system’s integration expertise to facilitate the integration of our processing system with the client’s existing hardware and software. The implementation process generally takes three to nine months or longer, depending on the complexity of the client’s processes and systems and the size of the client.

     Account Management. We assign an account manager to each client during the implementation process. The account manager serves as the client’s day-to-day contact with us. The account manager coordinates the efforts of our functional, regulatory and technical support specialists as needed. The account manager visits each client regularly and establishes an annual business plan with the client that details scheduled payroll events, such as open enrollment periods for employee benefits plans or software system changes. This annual business plan allows us to provide clients with uninterrupted payroll services during these periods. Account managers use a comprehensive client relationship management system to record and track all client calls, record client feedback and to help ensure that the client’s needs are addressed promptly and thoroughly. We maintain a low client-to-account manager ratio in an effort to offer clients accessible and responsive account management.

     Support Specialist. We support each client with functional and regulatory specialists in payroll, payroll tax and employee benefits, as well as pay data interfaces, general ledger interfaces, paid time off, report writing and system integration. Clients can speak directly with each of these specialists as needed. These specialists also meet with clients onsite or support clients indirectly through the account manager.

Clients

     We target large companies with complex and changing business needs in diverse industries. As of June 30, 2001, we provided payroll services to 625 clients, who had an aggregate of approximately 1.4 million active employees and an average of approximately 2,300 employees. As of June 30, 2001, we provided national tax filing services to approximately 150 clients with an aggregate of more than 2.6 million employees and an average of more than 18,000 employees.

     We have maintained an industry-leading client retention rate of approximately 90% for the last four years. We believe that our low client-to-account manager ratio and our focus on client service are key factors in enabling us to achieve a high payroll client retention rate. Historically, our client retention rates have been negatively impacted by clients ceasing to use our services following a merger or sale of the client. We generally execute multi-year contracts that contain penalties for early termination.

Sales and Marketing

     We employ a direct sales force to gain new clients and to increase the number of services provided to existing clients. We currently target large employers through direct marketing, trade shows and active participation in local chapters of the American Payroll Association. We use a team-selling approach in which sales analysts and sales representatives collaborate to assess a potential client’s needs and to develop a cost-effective solution. The payroll processing and tax filing sales cycle typically ranges from three to twelve months.

     As part of our strategy to provide a comprehensive suite of employee administrative services, we have entered into strategic alliances with such industry leaders as Oracle Corporation, Peoplesoft and SAP AG. These alliances enable us to provide full connectivity between our payroll processing and payroll tax filing solution and our strategic partner’s HR application programs. We have also formed an alliance with Sheakly UniService, a leading provider of unemployment cost control and employment verification services, to jointly provide services to clients.

Competition

     The market for our services is intensely competitive. It is also subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. In payroll processing and tax filing, we primarily compete with Automatic Data Processing, Inc. and Ceridian Corporation. We also compete with in-house employee services departments.

     We believe that the 10 years we have invested in the development and refinement of our products and services makes our success difficult for others to replicate. Given the critical nature of their HR services, companies in our target market are more likely to select an outsourcing partner that is well established and has demonstrated its ability to reliably deliver accurate and high quality services.

     We believe that the principal competitive factors affecting our market include the following:

•	system functionality and performance;

•	system and service flexibility;

•	breadth of service offering;

•	client service;

•	reputation and experience; and

•	service cost.

Proprietary Rights

     We rely on a combination of contract, copyright and trade secret laws to establish and protect our proprietary technology. We distribute our services under software license agreements that grant clients licenses to use our services and that contain various provisions protecting our ownership and the confidentiality of the applicable technology. We generally enter into confidentiality agreements with our employees and confidentiality and/or license agreements with existing and potential clients. We also limit access to and distribution of our software, documentation and other proprietary information.

Employees

     As of June 30, 2001, we had approximately 1,400 full-time employees. We believe that relations with our employees are good.

Additional Factors That May Affect Future Results

     We have sustained a history of operating losses and may not achieve profitability in the future. We have experienced significant operating losses since our inception. We expect to incur significant operating losses in the future due to continued client acquisition costs and investments in research and development. We will also incur costs associated with expanding our sales efforts, service offerings and operations to new geographic regions. As of June 30, 2001, we had an accumulated deficit of $96.4 million. While our current target is to achieve profitability in fiscal year 2003, we may fail to achieve profitability by such time and it is possible that we may never achieve or sustain profitability in the future. Failure to achieve or sustain profitability would harm our financial condition and results of operations.

     We may choose to raise additional capital to fund our investments and/or operations through public or private equity or debt financing. We cannot assure you that additional financing will be available if needed on acceptable terms, or at all. If additional capital is needed and not available, we may need to change our business strategy or reduce our operations. If we raise additional funds by issuing equity securities, our stockholders will experience dilution.

     Investment risks, such as interest rate fluctuations, could harm our business. We invest funds, including payroll tax funds transferred to us by our clients, in short-term, top-tier, high quality financial instruments. Among other instruments, we invest in overnight U.S. government direct and agency obligations, commercial paper and institutional money market funds. Our investments are subject to credit risks and interest rate fluctuations. For example, if borrowers fail to meet the terms of their obligations under financial instruments in which we have invested, we would be liable for any losses on those investments.

     Interest income earned from the investment of client payroll tax funds represents a significant portion of our revenue. As a result, interest rate fluctuations could significantly impact our results of operations. For example, our future results may be adversely affected as a result of recent declines in interest rates. We enter into interest rate swap agreements to minimize the impact of interest rate fluctuations. However, these swap agreements will not protect us from all interest rate risks. In some circumstances, if interest rates rise, we would have payment obligations under our interest rate swap agreements, and these payments may exceed the interest we earn on deposited funds. Any payment obligation under our swap agreements could harm our results of operations. If we default under our swap agreements, the default could result in acceleration and setoff by the bank of all outstanding contracts under the swap agreements and could result in cross-defaults of other debt agreements. Additionally, if the party to our swap agreements fails to meet the terms of its obligations under our executed swap agreements, all amounts hedged under the swap agreements would then be subject to market interest rate fluctuation and the swap agreements could become ineffective. Any of these consequences could harm our business and financial condition.

     Our operating results have fluctuated, and will continue to fluctuate, from quarter to quarter, and negative fluctuations could materially lower the price of our common stock. Our quarterly operating results have fluctuated in the past and will continue to fluctuate in the future depending on a variety of factors, including the following:

• the number and size of new clients starting services;

• the decision of one or more clients to delay or cancel implementation or ongoing services;

• interest rates;

• seasonality;

• our ability to timely design, develop, introduce and implement services and features for new and existing services;

• services offerings provided by competitors:

• costs associated with strategic acquisitions and alliances or investments in technology;

• the success of strategic acquisitions, alliances or investments;

• costs to transition to new technologies;

• expenses incurred for geographic expansion;

• risks associated with payroll tax and benefits administration;

• price competition;

• a reduction in the number of employees of our clients; and

• general economic factors.

     A substantial majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, we may not be able to timely cut costs in response to any decrease in revenue. For example, any decision by a client to delay or cancel our services, or our under-utilization of personnel, may cause significant variations in operating results and could result in losses for the applicable quarters. Additionally, as we secure larger clients, the time and expense required to implement our services increases, which could contribute to larger fluctuations in revenue.

     The general condition of the United States economy, and the current weakness in the economy, has and will continue to affect our business. These effects have taken the forms of declines in interest rates, client staff reductions, strikes, and acquisitions of our clients by other companies, among others. In addition, potential clients and existing clients are also less likely to switch service providers and in some cases are delaying or postponing purchasing decisions. These factors could result in the reduction of the aggregate amount of payroll that we process and the amount of interest that we earn on such funds. In addition, the general condition of the United States economy is affected by social, political and military conditions. It is not possible to predict the outcome of the recent escalation of hostilities between the United States and certain countries and persons related to terrorist events including the ones that took place on September 11, 2001. Any response by the United States could result in further weakness in the United States economy which would have an adverse impact on our operating results and financial condition. Our future revenue and results of operations may vary substantially. In some future quarter our results of operations could be below the expectations of public market analysts and investors, which could cause the market price of our common stock to decrease dramatically.

     We need to incur substantial expenses to gain more clients and expand our offerings, but we may not realize profits from these expenses. Our ability to achieve profitability will depend in part upon our ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. Establishing new client relationships is a time-consuming and expensive process. It generally takes three to twelve months or longer, and implementing our services generally takes an additional three to nine months or longer. These sales cycles may lengthen as the economy continues to weaken. As we acquire each new client, we incur substantial client acquisition costs, which consist primarily of sales and implementation expenses and, to a lesser extent, marketing expenses. We incur these costs in advance of revenue, and we cannot guarantee that we will fully recoup these costs. If we cannot maintain our historically high client retention rate, our return on customer acquisition cost will be significantly lower. As we expand our service offerings, we incur substantial operating costs associated with hiring the management and building the operational infrastructure. We may not realize profits from these investments, and failure to do so would harm our financial condition and results of operations.

     We incur substantial costs investing in new technologies but may fail to successfully introduce new offerings. We will incur substantial costs in developing or acquiring new technologies and in deploying new services and features to our clients. These costs include costs associated with acquiring in-process technology and amortization expenses related to intangible assets and costs of additional personnel. If we cannot develop or acquire and successfully introduce new services and new features of existing services in a cost-effective manner, our business will suffer. We have spent and will continue to spend significant time and money in the development of our next generation proprietary integrated technology and service platform, GOLDEN GATE, and in the development and staffing of our outsourced employee administrative services offering, Comprehensive Outsourcing. We may not successfully develop this service or the underlying platform on a timely basis. Even if successfully developed, our ability to realize profits from these investments still depend on our ability to acquire and retain a critical number of clients. We only recently began offering Comprehensive Outsourcing on a limited basis to certain clients based on their needs and have minimal experience in selling, implementing and providing the related services. Our inability to successfully sell, implement or provide these and other new services on a timely basis to existing or potential clients could harm our growth strategy as well as our core operations. For example, potential new clients may delay their purchase of our existing services to wait to purchase Comprehensive Outsourcing and other potential new clients may choose services offered by other companies. In addition, existing clients may postpone their purchase of additional services from us in anticipation of Comprehensive Outsourcing.

     Failure to adapt to evolving technologies and standards will render our offerings obsolete and harm our business. The technologies in which we have invested to date are rapidly evolving and have short life cycles. This means that we have to anticipate and rapidly adapt to technological changes. In addition, our industry involves increasingly sophisticated and varied needs of clients, frequent new service and feature introductions and emerging industry standards. The introduction of services with new technologies and the emergence of new industry standards and practices can render existing services obsolete and unmarketable in a short period of time. Our future success will depend in part on our ability to develop or acquire advanced technologies and enhance our existing services with new features. We will also need to add new services that address the changing needs of our clients and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. If we cannot meet these needs in a timely manner, our business will suffer. In addition, several of our competitors invest substantially greater amounts in research and development than we do, which may allow them to introduce new services or features before we do and therefore capture additional market share.

     Our revenue and expenses vary seasonally, and our stock price may fluctuate correspondingly. We face significant seasonality in our industry. Our revenue has fluctuated dramatically from quarter to quarter. We realize the largest percentage of annual revenue in our third and fourth fiscal quarters, primarily due to new clients beginning services in the beginning of the tax year (our third fiscal quarter) and higher interest income earned on higher amounts of payroll tax funds invested. Our operating expenses typically are higher as a percentage of revenue in the first and third fiscal quarters. This results partly from our increasing personnel to acquire new clients and to implement and provide services to these new clients, particularly a large percentage of new clients that begin services in the third quarter. Seasonal fluctuation in our revenue and expenses, especially unexpected fluctuation, could cause volatility or a decrease in the price of our common stock

     Major catastrophes and other similar problems may cause us to lose client data and materially adversely interrupt our operations. We currently conduct substantially all of our payroll and payroll tax processing at our headquarters in Pleasanton, California. We divide the payroll printing and finishing between our Pleasanton and Irvine, California facilities. The Irvine facility serves both as an alternative processing center and a backup payroll center. We conduct our Comprehensive Outsourcing operations in Bothell, Washington. We do not have a benefits administration back-up facility. For each payroll client, we establish a complete set of payroll data at our Pleasanton processing center, as well as at the client’s site. In the event of a disaster in Pleasanton, each client would have the ability to process payroll checks based on the data they have at their own site, if necessary. In addition, we have developed business continuity plans for each of our mission-critical business units. Our disaster recovery procedures, however, may not be sufficient, and the payroll data recovered at the client site may not be sufficient to allow the client to calculate and produce payroll in a timely fashion.

     Our operations depend on our ability to protect our computer systems against damage from a major catastrophe (such as an earthquake or other natural or man-made disaster), fire, power loss, security breach, telecommunications failure or similar event. Our facilities in California may be subject to electrical blackouts as a consequence of a shortage of available electrical power. If these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. The precautions we have taken to protect ourselves from or minimize the impact of these and other events may be inadequate. Any damage to our data centers, failure of telecommunications links or breach of the security of our computer systems could result in an interruption of our operations, including a loss of data. Our insurance may not cover these losses.

     The loss of key personnel may lead to loss of clients and proprietary information. Our success depends on the performance of our senior management and other key employees. The loss of the services of any senior management or other key employees could harm our business. If one or more of our key employees resigns to join or form a competitor, our business could suffer due to the loss of personnel and any resulting loss of existing or potential clients. If we lose any key personnel, we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices, procedures or client lists by the former employee. Disclosure of this information could harm our business.

     Our success depends on our ability to compete effectively in the marketplace. The market for our services is intensely competitive. It is also subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. In payroll processing and tax filing, we primarily compete with several public and private service providers such as Automatic Data Processing, Inc. and Ceridian Corporation. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than we do. In addition, some of these companies offer more services or features than we do and have processing facilities located throughout the United States. We also compete with in-house employee services departments and, to a lesser extent, banks and local payroll companies. With respect to benefits administration services, we compete with insurance companies, benefits consultants and other local benefits outsourcing companies. We may also compete with companies that market related products and services that may offer payroll or administrative services in the future. We have experienced, and expect to continue to experience, competition from new entrants into our markets. We have begun to see increased competition in certain portions of our business from Big 5 accounting firms who market complete outsourcing solutions to clients and then purchase payroll and other services from us and our competitors. Increased competition from these and other competitors will result in pricing pressures, loss of market share or loss of clients, any of which could harm our business.

     We believe the principal competitive factors affecting our market include the following:

•	system functionality and performance;

•	system and service flexibility;

•	breadth of service offering;

•	client service;

•	reputation and experience; and

•	service cost.

     Our inability to compete successfully will harm our business and results of operations. Additionally, a significant portion of our historic revenue growth resulted from new client acquisition. A majority of our new clients have historically come from our competitors. If we do not have the same success in winning clients from our competitors in the future, we would have to rely more on clients that are moving from in-house operations to outsourcing. This could increase our sales timeframe and our customer acquisition costs.

     Our success depends on our ability to manage growing and changing operations. Our business has grown significantly in size and complexity over the past five years. This growth has placed, and will continue to place, significant demands on our management, systems, internal controls and financial and physical resources. In order to meet these demands, we intend to continue to hire new employees and open new offices to attract and support new clients. We also plan to continue spending on research and development, invest in new equipment and make other capital expenditures. In addition, we expect that we will need to develop further our financial and managerial controls and reporting systems and procedures to accommodate future growth. Our failure to expand successfully in any of these areas in an efficient manner would harm our business.

     Changes in governmental policies could reduce the need for our service offerings or otherwise harm our business. Our services, particularly tax filing and benefits plan administration, depend upon government regulations that continually change. Failure to timely implement corresponding changes to our services and technology would harm our business and results of operations. Changes in regulations could also reduce or eliminate the need for our services and substantially decrease our revenue. In addition, since we derive a significant portion of our revenue from interest earned from investing collected but unremitted payroll tax funds, changes in policies relating to withholding federal or state income taxes, reductions in the time allowed to remit tax payments owed to government authorities, or tax cuts harm our business and results of operations. The federal government’s recent disaster relief for taxpayers, which delays the due date for certain taxes, as well as recent tax cuts and other measures approved by the federal government, could harm our business and results of operations by reducing the amount of collected but unremitted payroll tax funds and delaying the collection of, and correspondingly, the interest we would earn on these funds.

     We may make errors and omissions in performing our services, which could subject us to fines and harm our reputation. We have made errors and omissions in the past and may make errors and omissions in performing our services. For example, we may underpay taxes on behalf of our clients, or we may file benefits plan forms late. In addition to client liability, governmental authorities may impose large cash penalties on our errors and omissions. These errors and omissions are often not identified for several years following the provision of the services, and there may be a significant delay between the time an error or omission occurs and when a penalty is imposed. To date, penalties have not been significant. However, liabilities associated with penalties for errors and omissions which occurred in the past and those that may occur in the future could harm our business and results of operations. Our reserves or insurance for any penalties may not adequately protect us. Errors and omissions may also damage our reputation and could harm our relationships with existing clients and our ability to gain new clients.

     Our employees may violate our relationship of trust with our clients and lead to lawsuits against us. We have access to confidential information and to client funds. Actions taken by our employees in breach of our relationships with our clients may damage the clients’ businesses. For example, if one or more of our employees violates confidentiality agreements or misappropriate funds, our clients may assert claims against us. Our fidelity bond and errors and omissions insurance may not adequately cover claims like these. Claims of these types could damage our client relationships and harm our business and financial condition.

     Acquisitions and investments, especially unsuccessful ones, could harm our financial results. We have in the past and intend in the future to make additional acquisitions and investments. Future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. Furthermore, strategic acquisitions or investments may not be successfully integrated into our existing operations, or we may not realize the anticipated benefits. If unsuccessful, they could harm our business and financial condition.

     We rely on third party couriers, whose failure to deliver paychecks to our clients would harm our business. We depend on third-party courier services to deliver paychecks to clients. We do not have formal written agreements with any of the courier services that we use. These courier services have failed in the past and may fail in the future to pick up or deliver the paychecks in a timely fashion. This failure could occur as a result of many factors, including employee strikes, storms or other adverse weather conditions, earthquakes or other natural or man-made disasters, logistical or mechanical failures or accidents. Failure to deliver client paychecks in a timely manner could damage our reputation and harm our business.

     We face substantial competition in attracting experienced personnel, and we may be unable to grow as planned if we cannot hire the right people. Our success depends to a significant degree on our ability to attract and retain experienced employees. We expect competition for experienced personnel to continue. We have in the past and may in the future experience difficulty in recruiting sufficient numbers of qualified personnel. In particular, our ability to hire and train implementation employees is critical to our ability to achieve our growth objectives. Our inability to attract and retain experienced personnel as required could harm our business.

     Failure to improve our systems to accommodate our geographic expansion would harm our business. Our ability to achieve significant future revenue growth will in large part depend on our ability to gain new clients throughout the United States. Growth and expansion have placed and will continue to place a strain on our operating and financial systems. To accommodate the increased number of transactions and clients and the increased size of our operations, we need to continue to implement and improve our systems on a timely basis.

     We may not have taken all necessary steps to protect our intellectual property. Our success depends in part upon our proprietary software technology. We rely on a combination of contract, copyright and trade secret laws to establish and protect our proprietary technology. We have no patents, patent applications or registered copyrights. We distribute our services under software license agreements that grant clients licenses to use our services and contain various provisions protecting our ownership and the confidentiality of the applicable technology. We generally enter into confidentiality agreements with our employees and confidentiality and/or license agreements with existing and potential clients. We also limit access to and distribution of our software, documentation and other proprietary information. The steps taken to protect our proprietary technology may not be adequate to deter misappropriation. Even if they are, third-parties may develop similar or competing technologies independently.

     Claims from third parties relating to infringement of intellectual property could harm our business. We cannot guarantee that our services and technology do not infringe any existing patents, copyrights or other proprietary rights of others. Third parties may assert infringement claims against us in the future, which could require us to incur substantial costs of defense and divert management attention. Any resulting liabilities could also harm our business or results of operations.

     Implementation of Staff Accounting Bulletin No. 101. Effective July 1, 2000, we adopted the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No.101 “Revenue Recognition in Financial Statements” (“SAB 101”). During the fourth quarter of FY2001 and retroactive to July 1, 2000, we changed our method of accounting to recognize revenue from non-refundable, upfront fees for implementation services, ratably over the contractual term or the expected term of the customer relationship, which is generally three years, using the straight-line method. Also, as a result of the adoption of SAB 101, we now treat the incremental direct costs of installation as deferred charges that are amortized to implementation expense using the straight-line method over the same term as the related revenue. Previously, we recognized non-refundable, upfront fees as revenue when the clients began services and certain related direct costs when incurred, primarily in advance of revenues. We believe the change in accounting principle is in accordance with the guidance in SAB 101. The cumulative effect of the change on prior years resulted in a decrease to the net loss of $410,000 ($0.02 per share), which is included in net loss for the year ended June 30, 2001. The effect of the change of implementing SAB 101 for the year ended June 30, 2001 was to increase net loss before the cumulative effect of the accounting change by $1.4 million ($0.06 per share). The pro forma effect of adopting SAB 101 in prior years was not material. We cannot be certain that we will be able to accurately predict the impact of SAB 101 on future quarters, however, we expect that SAB 101 will likely have an adverse effect on our revenue recognition and may have an adverse effect on our results of operations. However, we do not expect SAB 101 to have an impact on our cash flow.

     Our stock price has fluctuated and is likely to continue to fluctuate. The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate in response to various factors, including the following:

•	quarterly variations in operating results;

•	announcements of technological innovations or new services by us or our competitors;

•	market conditions in the information services industry; and

•	changes in securities analysts’ estimates of our financial performance.

     Many of these factors are outside our control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology and services companies. These fluctuations are sometimes unrelated to the operating performance of these companies. The market price of our common stock could decline as a result of these broad market fluctuations.

     A handful of our stockholders have significant control over our company, and their interests may differ from yours. As of June 30, 2001, our directors, executive officers, and principal stockholders together controlled approximately 30% of our voting stock. If these stockholders acted or voted together, they would have the power to exercise a significant influence over the election of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of the stockholders. Furthermore, the interests of these stockholders may not always coincide with the interests of our company or other stockholders.

     Holders of our preferred stock have rights senior to holders of our common stock, including the right to receive dividends that will dilute the ownership of holders of common stock. In August 2000, we sold 1,132,075 shares of 6.9% redeemable convertible preferred stock. In the event of a merger or acquisition, the holders of the preferred stock will receive $26.50 per share before any amounts may be paid to holders of our common stock. The holders of the preferred stock also will receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of preferred stock. Therefore, the longer our preferred stock is outstanding, the more dilution the holders of our common stock will experience.

     Our charter documents and Delaware law could make an acquisition of our company difficult, even if an acquisition may benefit our stockholders. Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. In particular, our certificate of incorporation provides for three classes of directors. Each director in each class is elected for a three-year term, and a different class is elected each year. These provisions make it difficult for a third party to gain control of our board of directors.

     We recently adopted a preferred stock rights plan which has anti-takeover effects. We recently entered into a preferred stock rights plan. The plan has the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The existence of the plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

Item 2. Properties

     Our headquarters are located in Pleasanton, California and consist of approximately 205,000 square feet of office space leased through April 2015, and 29,000 square feet of office space leased through May 2011. We also maintain five satellite offices, located as follows:

•	Irvine, California, a 14,000 square foot implementation and backup payroll facility, leased through May 2002;

•	Bothell, Washington, a 45,000 square foot operations center housing our Comprehensive Outsourcing and benefits administration center, leased through May 2006;

•	Norcross, Georgia, a 27,000 square foot sales, implementation and operations center, leased through June 2004;

•	Franklin Township, New Jersey, a 5,000 square foot sales and implementation center, leased through May 2006; and

•	Dayton, Ohio, a 1,000 square foot field sales office, leased through September 2001.

     We believe our existing facilities adequately serve our current needs. We also believe we can lease additional facilities to meet future needs.

Item 3. Legal Proceedings

     We face routine litigation incidental to our business. In the opinion of management, no current or pending lawsuits, either individually or in the aggregate, are likely to materially harm our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2001.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     (a)  Our Common Stock is quoted on the Nasdaq National Market under the symbol “PRBZ.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices of our Common Stock as reported by the Nasdaq National Market.

	High	Low

FY2000:

First Quarter	$37.00	$25.25

Second Quarter	$39.00	$18.25

Third Quarter	$35.00	$21.50

Fourth Quarter	$28.88	$20.00

FY2001:

First Quarter	$31.30	$17.25

Second Quarter	$35.69	$25.56

Third Quarter	$33.78	$20.06

Fourth Quarter	$26.55	$20.50

     On August 27, 2001, there were 4,310 beneficial holders of our Common Stock. The last reported sale price per share of our Common Stock on September 24, 2001 on the Nasdaq National Market was $17.19.

     On August 1, 2000, we authorized, issued and sold 1,132,075 shares of 6.9% Redeemable Convertible Preferred Stock (“Preferred Stock”) to General Atlantic Partners, LLC (“GAP”) and certain affiliates of GAP at $26.50 per share and received approximately $30 million in consideration.

     We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing line of credit agreement prohibits the payment of cash dividends without the lender’s prior approval. If we do pay cash dividends to the holders of common stock, we are required to provide a corresponding adjustment to the conversion rate of our outstanding Preferred Stock.

     The holders of Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. The payment of these stock dividends commenced on October 1, 2000. We are obligated to pay these stock dividends quarterly on the first day of October, January, April and July.

     On August 1, 2001, our Board of Directors adopted a stockholders’ rights plan. Under the plan, we issued a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on August 30, 2001. The plan is designed to assure our stockholders fair value in the event of a future unsolicited business combination or similar transaction. Each right will initially entitle stockholders to purchase a fractional share of our Series A Participating Preferred Stock for $170.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. Upon the occurrence of these events, unless redeemed for $0.001 per right, the rights will become exercisable by holders, other than rights held by an unsolicited third party acquirer, for our shares or shares of the third party acquirer having a value of twice the right’s then-current exercise price.

     (b)  We raised net proceeds of $80.7 million in connection with our secondary public equity offering, commenced September 25, 1998 pursuant to the registration statement (No. 333-60745) declared effective by the Securities and Exchange Commission on September 25, 1998. As of June 30, 2001, none of these net proceeds remain. During fiscal year 2001, we used $2.5 million to fund operations and $25.1 million to fund investing activities.

Item 6. Selected Financial Data

	Year ended June 30,

	1997	1998	1999	2000	2001

Total revenue	$27,675	$46,534	$70,145	$104,072	$149,861

Loss from operations **	$(7,495)	$(9,984)	$(18,393)	$(16,832)	$(36,547)

Net loss	$(8,643)	$(9,840)	$(16,109)	$(13,917)	$(33,191)

Net loss per share */ ***	$(0.78)	$(0.60)	$(0.77)	$(0.60)	$(1.45)

Shares used in computing basic and diluted net loss per share*	11,079	16,535	21,033	23,229	23,840

Gross margin ****	$13,763	$22,484	$35,636	$54,694	$73,182

Operating profit before client acquisition and merger costs	$4,757	$8,836	$14,969	$26,930	$30,013

Total assets	$201,499	$377,475	$710,424	$1,182,221	$1,681,126

Payroll tax funds invested	$177,626	$332,667	$580,452	$1,054,903	$1,511,124

Redeemable convertible preferred stock	$—	$2,538	$—	$—	$31,246

*	For 1997 and 1998, share data is pro forma and amounts have been restated to reflect acquisition.

**	For 1999 net loss includes a $3.5 million charge for merger related costs. (See Note 11 of Notes to Consolidated Financial Statements.)

***	For 2001 net loss per share includes $0.02 resulting from a cumulative effect of change in accounting principle.

****	Gross margin is defined as revenue less cost of providing services.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required is set forth in our Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We invest funds from collected but unremitted payroll tax funds. In FY2001, we held certain derivative-based products to mitigate interest rate fluctuation risk. In FY2000 and 2001, we entered into various interest rate swap agreements with a financial institution. The purpose of these agreements is to convert a portion of the interest we earn from collected but unremitted payroll tax funds from a variable to a fixed rate basis. We typically enter into hedge instruments with notional amounts that cover the majority of our average daily balance of the funds invested. Based on our derivative positions at June 30, 2001, we reported a net asset of $14.2 million for the fair value of our derivative portfolio and a corresponding offset in other comprehensive income. In FY2001, the fair value of our derivative based products increased as a result of the downward trend in interest rates throughout the year. Assuming a hypothetical decrease in interest rates of 100 basis points given the June 30, 2001 derivative positions, the resulting potential increases in fair value of the derivatives would be in the range of $9 million to $11 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded as other comprehensive income (loss) in the statement of stockholders’ equity, with no related or immediate impact to the results of operations.

     The collateral exposure associated with our various interest rate swap agreements are limited by interest rate caps we hold. As of June 30, 2001, we held two interest rate cap agreements with expiration dates of April 2002 and January 2003, both with cap rates of 8.0%. The aggregate fair value of these cap agreements at June 30, 2001 was $57,000.

     Invested funds are primarily comprised of money market mutual funds and other debt instruments carrying maturities of one to three days. The portion of the invested funds that would be subject to changes in fair value, including commercial paper, primarily carry maturities of less than 30 days and represent less than 9% of the overall amount of invested funds. Changes in prevailing interest rates can cause corresponding changes in the fair value of our invested funds. Due to the composition of our invested funds, primarily terms, instruments, and duration, changes in interest rates would not cause material changes in the overall fair value of our invested funds. Our investment policy guidelines limit the size and duration of our individual investments.

Item 8. Financial Statements and Supplementary Data

     The financial statements required are identified in Item 14(a), and are set forth in our Annual Report and incorporated herein by reference. Supplementary data required is set forth in our Annual Report under “Quarterly Financial Data (Unaudited)” and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There has been no change in accountants or reported disagreements on accounting principles or practices or financial statement disclosures.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information with respect to our executive officers and directors as of June 30, 2001.

Name	Age	Position

Thomas H. Sinton	53	Chairman of the Board, President, Chief Executive Officer, Director

Jeffrey M. Bizzack	41	Executive Vice President, Sales and Services

Jerry W. Blalock	52	Executive Vice President and Group General Manager

Steven E. Klei	41	Executive Vice President, Finance, Chief Financial Officer and Secretary

William T. Clifford(1)	55	Director

David C. Hodgson(2)	44	Director

Ronald W. Readmond(1)(2)	58	Director

Thomas P. Roddy(1)	66	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

     MR. SINTON, our founder, has served as one of our directors since we incorporated in October 1984. Since March 1993, Mr. Sinton has served as our President and Chief Executive Officer. Since December 1996, and for a period between September 1989 and February 1993, Mr. Sinton served as Chairman of the Board. Mr. Sinton holds a B.A. degree in English Literature, magna cum laude, from Harvard University, an M.S. degree in Food Science from the University of California at Davis and an M.B.A. degree from Stanford University. Mr. Sinton received a Fulbright Fellowship to study at the University of Vienna in Vienna, Austria.

     MR. BIZZACK has served as our Executive Vice President, Sales and Services since February 2000. From July 1993 to February 2000, Mr. Bizzack served as our Senior Vice President, Sales and from October 1992 to July 1993, Mr. Bizzack served as our Vice President, Sales. From October 1988 to October 1992, Mr. Bizzack served as our District Sales Manager. Mr. Bizzack attended Saint Mary’s College.

     MR. BLALOCK has served as our Executive Vice President and General Manager since February 2000. From August 1999 to February 2000, Mr. Blalock served as our Senior Vice President, Operations and General Group Manager and as Senior Vice President and General Manager, Payroll and Tax from August 1998 to August 1999. From October 1996 to August 1998, Mr. Blalock served as Vice President and Regional General Manager for Anacomp Corporation, a provider of document imaging services. From January 1995 to October 1996, Mr. Blalock served as President and founder of the Axion Group, a provider of resume scanning services. Mr. Blalock attended the University of La Verne.

     MR. KLEI has served as our Executive Vice President, Finance since February 2000. Mr. Klei served as our Senior Vice President, Finance from August 1997 to February 2000. Mr. Klei has served as our Chief Financial Officer since July 1995 and as our Secretary since August 1996. Mr. Klei served as our Vice President, Finance from July 1995 to August 1997. Mr. Klei holds a B.S. degree in Accounting from Central Michigan University and is a Certified Public Accountant.

     MR. CLIFFORD has served as one of our directors since August 1997. Mr. Clifford has served as a Managing Member of New Vista Capital, a venture capital firm, from April 2000 to present. Mr. Clifford also serves as Chairman of Authentor Systems, Inc. a security management and authentication software company. Mr. Clifford served as President and Chief Executive Officer of Warrantycheck.com, an internet provider, from November 1999 to April 2000. From January 1999 to October 1999, Mr. Clifford served as the Chief Executive Officer of Gartner Group, Inc., a provider of information and analysis on the technology industries, and as the President there since October 1997. From April 1995 to January 1999, he was the Chief Operating Officer of Gartner Group, Inc., and he was Executive Vice President, Operations there from October 1993 to September 1997. From December 1988 to October 1993, Mr. Clifford held various positions at Automatic Data Processing, Inc., including President of National Accounts and Corporate Vice President, Information Services. Mr. Clifford holds a B.A. degree in Economics from the University of Connecticut.

     MR. HODGSON has served as one of our directors since March 1997. Mr. Hodgson is a Managing Member of GAP, a private equity investment firm that invests in Internet and information technology on a global basis, and has been with GAP or its predecessor since 1982. Mr. Hodgson is also a director of Atlantic Data Services, Inc., a provider of professional computer services for the banking industry, ScreamingMedia, Inc., a developer of proprietary technologies for the aggregation and distribution of digital content over the Internet, and several other privately-held information technology companies, in which GAP or one of its affiliates is an investor. Mr. Hodgson holds an A.B. degree in Mathematics from Dartmouth College and an M.B.A. degree from Stanford University.

     MR. READMOND has served as one of our directors since February 1997. From January 2001 to June 2001, Mr. Readmond served as a director and Chief Executive Officer of TruMarkets Inc., an automated bond trading company. Mr. Readmond previously served as a director and Vice Chairman of Wit Soundview Group, an investment bank, from June 2000 to October 2000 and as President and Chief Operating Officer there from June 1998 to June 2000. From August 1989 to December 1996, Mr. Readmond held various positions at Charles Schwab & Co. Inc., most recently serving as Vice Chairman. Mr. Readmond holds a B.A. degree in Economics from Western Maryland College.

     MR. RODDY has served as one of our directors since 1992. Since 1988, Mr. Roddy has served as President and Chief Executive Officer of Lafayette Investments Inc., an investment banking and investment advisory company. Mr. Roddy holds a B.S. degree in Biochemistry from Villanova University.

     Mr. Hodgson was nominated and elected as a Director pursuant to an agreement entered into between us, GAP and Thomas H. Sinton and his affiliates, in connection with the sale of our preferred stock to GAP. Under such agreement, GAP and Mr. Sinton and his affiliates agreed to vote their shares to elect one director to the Board of Directors designated by GAP until the third annual meeting of stockholders after our initial public offering.

     Under the terms of the August 2000 investment by affiliates of GAP in our Preferred Stock, as long as GAP or its affiliates own a majority of the Preferred Stock, the holders of the Preferred Stock are entitled to elect one director to our Board of Directors. As of June 30, 2001, Mr. Hodgson, a Partner of GAP, is a member of our current Board of Directors.

     The Board of Directors presently consists of five members who hold office until the annual meeting of stockholders or until a successor is duly elected and qualified. The Board of Directors is divided into three classes. One class of directors is elected annually and its members hold office for a three-year term or until their successors are duly elected and qualified, or until their earlier removal or resignation. The number of directors may be changed by a resolution of the Board of Directors. Executive officers are elected by the Board of Directors. There are no family relationships among any of our directors and executive officers.

     The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee recommends the engagement of auditors and reviews the results and scope of the audit and other services provided by our independent auditors, reviews and evaluates our control functions and reviews our investment policy. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our employees and consultants. The Compensation Committee also administers our 1996 Stock Option Plan and 1997 Employee Stock Purchase Plan.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission rules to furnish us with copies of all forms they file. Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons, we believe that, during fiscal year 2001, all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were satisfied, except that the Form 3 for Glenda Citragno, Chief Accounting Officer, for August 2000 and Form 4 for January and April 2001, Form 5 for David C. Hodgson, Director, for October 2000 and for each of GapStar, LLC and General Atlantic Partners 73, L.P., both 10% stockholders, for March 2001 were filed late.

Item 11. Executive Compensation

     The information required is set forth in our definitive Proxy Statement in the sections entitled “Executive Officer Compensation” and “Election of Class I Directors” and is incorporated herein by reference.

Item 12. Security Ownership

     The information required is set forth in our definitive Proxy Statement in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required is set forth in our definitive Proxy Statement in the section entitled “Certain Transactions” and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements: The following Consolidated Financial Statements of the Registrant and Report of Independent Auditors, are incorporated by reference from the 2001 Annual Report to Stockholders:

Consolidated Balance Sheets as of June 30, 2000 and 2001

Consolidated Statements of Operations for the years ended June 30, 1999, 2000 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended June 30, 1999, 2000 and 2001

Notes to Consolidated Financial Statements

Report of Independent Auditors

2.	Financial Statement Schedule: The following financial statement schedule of the Registrant for the fiscal years ended June 30, 1999, 2000 and 2001 is filed as part of this Report and should be read in conjunction with the consolidated Financial Statements of the Registrant.

Schedule II Valuation Allowance Schedule S-1

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Report.

(b)	Reports of Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

(c)	Exhibits: See Item (a) and (b) above.

(d)	Financial Statement Schedules: See Item (a) above.

Signatures

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Pleasanton, state of California, on this 28th day of September, 2001.

ProBusiness Services, Inc.

By:	/s/ THOMAS H. SINTON
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ THOMAS H. SINTON	President, Chief Executive Officer and Director	September 28, 2001
(Principal Executive Officer)
Thomas H. Sinton

/s/ STEVEN E. KLEI	Senior Vice President, Finance, Chief Financial Officer	September 28, 2001
and Secretary (Principal Financial and Accounting Officer)
Steven E. Klei

/s/ GLENDA M. CITRAGNO	Vice President, Finance and Chief Accounting Officer	September 28, 2001

Glenda M. Citragno

/s/ WILLIAM T. CLIFFORD	Director	September 28, 2001

William T. Clifford

/s/ DAVID C. HODGSON	Director	September 28, 2001

David C. Hodgson

/s/ RONALD W. READMOND	Director	September 28, 2001

Ronald W. Readmond

/s/ THOMAS P. RODDY	Director	September 28, 2001

Thomas P. Roddy

SCHEDULE II

ProBusiness Services, Inc.
(In thousands)

Valuation Allowance

	Year ended June 30,

Deferred Tax Assets:	1999	2000	2001

Balance at beginning of year	$10,864	$17,829	$23,476

Additions	6,965	5,647	7,521

Reductions	—	—	—

Balance at end of year	$17,829	$23,476	$30,997

	Year ended June 30,

Allowance for Doubtful Accounts:	1999	2000	2001

Balance at beginning of year	$443	$816	$1,685

Additions	397	990	704

Reductions	24	121	421

Balance at end of year	$816	$1,685	$1,968

S-1

Index to Exhibits

Footnote	Number	Exhibit Description

(1)	2.1	Agreement and Plan of Reorganization, dated May 23, 1996, between Registrant and Dimension Solutions.

(1)	2.2	Stock Acquisition Agreement, dated January 1, 1997, between Registrant and BeneSphere Administrators, Inc.

(4)	2.3	Agreement and Plan of Reorganization, dated as of April 27, 1999, among Registrant, Runway Acquisition Corp., Clemco, Inc. and certain other parties.

(2)	3.1	Amended and Restated Certificate of Incorporation.

(1)	3.2	Bylaws of Registrant.

(1)	4.1	Specimen Common Stock Certificate of Registrant.

(1)	4.2	Amended and Restated Registration Rights Agreement, dated March 12, 1997, between Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P. and certain stockholders of Registrant.

(6)	4.2(a)	Amendment to Amended and Restated Registration Rights Agreement, dated August 1, 2000, between Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P., General Atlantic Partners 70, L.P., GAP Coinvestment Partners II, L.P. and GapStar, LLC.

(1)	4.6(a)	Warrant Purchase Agreement, dated November 14, 1996, between Registrant and certain purchasers.

(1)	4.6(b)	Warrant to Purchase Series E Preferred Stock, dated July 31, 1996, between Registrant and T.J. Bristow and Elizabeth S. Bristow.

(1)	4.6(c)	Warrant to Purchase Series E Preferred Stock, dated November 14, 1996, between Registrant and SDK Incorporated.

(4)	4.9	Waiver and Amendment, dated as of April 27, 1999, among Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P. and certain stockholders of Registrant.

(4)	4.10	Registration Rights Agreement, dated as of April 27, 1999, between Registrant and certain stockholders of Registrant.

(5)	4.11	Certificate of Designation of 6.9% Senior Redeemable Convertible Preferred Stock dated August 1, 2000.

(7)	4.12	Preferred Stock Rights Agreement, dated as of August 8, 2001, between Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

(5)	10.1	6.9% Senior Redeemable Convertible Preferred Stock Purchase Agreement, dated as of August 1, 2000, between Registrant and General Atlantic Partners 70, L.P., GAP Coinvestment Partners II, L.P. and GapStar, LLC.

(3)	10.28	Sublease agreement, dated December 9, 1998, between Registrant and Maritz, Inc.

	13.1	Certain sections of Annual Report to Stockholders for the fiscal year ended June 30, 2001, expressly incorporated herein by reference.

	23.1	Consent and Report of Independent Auditors.

(4)	99.1	Press Release of Registrant dated April 27, 1999.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-23189), declared effective on September 18, 1997.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-37129) filed with the Securities and Exchange Commission on October 3, 1997.

(3)	Incorporated by reference from the Registrant’s report on Form 10-Q for the period ended December 31, 1998.

(4)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on May 12, 1999.

(5)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2000.

(6)	Incorporated by reference from the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2000.

(7)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2001.