Form 10-Q
period 2001-09-30
PROBUSINESS SERVICES INC
filed 2001-11-14
CIK 1028751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22227

ProBusiness Services, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-2976066
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4125 Hopyard Road

Pleasanton, CA 94588
(Address of principal executive offices)

(925) 737-3500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☑           NO  ☐

      As of November 5, 2001, there were 24,409,508 shares of the Registrant’s Common Stock outstanding.

PROBUSINESS SERVICES, INC.

PART I.     FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

PROBUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	June 30,
	2001	2001

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$13,502	$28,693
Short-term investments	27,150	27,102

Total cash, cash equivalents and short-term investments	40,652	55,795
Accounts receivable, net of allowances	14,530	12,774
Prepaid expenses and other current assets	21,037	12,597

	76,219	81,166
Payroll tax funds invested	1,341,684	1,511,124

Total current assets	1,417,903	1,592,290
Long-term investments	3,267	3,200
Equipment, furniture and fixtures, net	44,514	44,020
Other assets	47,656	41,616

Total assets	$1,513,340	$1,681,126

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, current portion of capital lease obligations and deferred revenue	$39,054	$39,605
Payroll tax funds collected but unremitted	1,341,684	1,511,124

Total current liabilities	1,380,738	1,550,729
Deferred revenue, less current portion	17,389	17,760
Capital lease obligations, less current portion	137	137
Redeemable convertible preferred stock	31,788	31,246
Stockholders’ equity	83,288	81,254

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,513,340	$1,681,126

See accompanying notes.

PROBUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	September 30,

	2001	2000

Revenue:
Service fees	$30,372	$22,363
Interest income from payroll tax funds invested	10,523	7,940

Total revenue	40,895	30,303
Operating expenses:
Cost of providing services	21,528	16,418
General and administrative	7,139	5,406
Research and development	5,845	4,962
Client acquisition costs	16,823	14,101

Total operating expenses	51,335	40,887
Loss from operations	(10,440)	(10,584)
Interest expense	(197)	(184)
Interest income and other, net	748	1,009

Net loss before cumulative effect of change in accounting principle	$(9,889)	$(9,759)
Cumulative effect of change in accounting principle	—	410

Net loss	$(9,889)	$(9,349)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(0.43)	$(0.42)
Cumulative effect of change in accounting principle	—	.02

Basic and diluted net loss per share	$(0.43)	$(0.40)

Shares used in computing basic and diluted net loss per share	24,204	23,588

See accompanying notes.

PROBUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	September 30,

	2001	2000

Operating activities
Net loss	$(9,889)	$(9,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,367	3,191
Cumulative effect of accounting change	—	(410)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,756)	(898)
Prepaid expenses and other current assets	(1,742)	464
Other assets	(552)	(265)
Accounts payable, accrued liabilities and deferred revenue	(890)	2,539

Net cash used in operating activities	(10,462)	(4,728)
Investing activities
Purchase of available for sale securities	(8,924)	(11,880)
Maturities of available for sale securities	8,893	12,420
Purchases of equipment, furniture and fixtures	(4,236)	(4,776)
Capitalization of software development costs	(1,904)	(1,215)

Net cash used in investing activities	(6,171)	(5,451)
Financing activities
Decrease in restricted cash	—	4,616
Principal payments on capital lease obligations	(32)	(58)
Proceeds from issuance of redeemable convertible preferred stock	—	29,996
Proceeds from issuance of common stock	1,387	234
Repayment of notes receivable from stockholder	87	—

Net cash provided by financing activities	1,442	34,788

Net increase/(decrease) in cash and cash equivalents	(15,191)	24,609
Cash and cash equivalents, beginning of period	28,693	27,585

Cash and cash equivalents, end of period	$13,502	$52,194

Supplemental disclosure of cash flow information
Interest paid	$171	$87

Supplemental disclosures
Increase/(decrease) in fair value of derivative instruments	$10,816	$(1,300)

See accompanying notes.

PROBUSINESS SERVICES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.     Basis of Presentation

      ProBusiness Services, Inc., (“ProBusiness” or the “Company”) has prepared its interim condensed unaudited consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

      The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2001 has been prepared from the audited consolidated financial statements of the Company.

      In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002 or for any future periods.

      The Company has one business segment, which provides employee administrative services for large employers.

2.     Basic and Diluted Net Loss Per Share

      Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. Net loss applicable to common stockholders includes the Redeemable Convertible Preferred Stock (“Preferred Stock”) stock dividend with a value of $542,000 and represents 20,440 shares for the quarter ended September 30, 2001. Basic net loss per share excludes any dilutive effects of stock options. Diluted net loss per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive for the periods presented.

      If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of historical net loss per share as well as an additional 1,706,000 and 1,518,000 common equivalent shares related to outstanding stock options, Preferred Stock and warrants not included above (determined using the treasury stock method) for the first three months of FY2002 and 2001, respectively.

3.     Comprehensive Income/(Loss)

      Based on the derivative position for the quarter ended September 30, 2001, the Company reported an increase to the fair value of the derivative instruments of $10.8 million and a corresponding offset in other comprehensive income. Accumulated other comprehensive income/(loss) was $25.1 and ($1.3) million at September 30, 2001 and September 30, 2000, respectively.

4.     Impact of Recently Issued Accounting Standards and Accounting Bulletins

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

PROBUSINESS SERVICES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

The Company is required to adopt SFAS No. 142 on July 1, 2002. The Company has not yet determined the impact, if any, that SFAS Nos. 141 and 142 will have on its consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt SFAS No. 143 on July 1, 2002, and it has not yet determined the impact, if any, that SFAS No. 143 will have on its consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 on July 1, 2002, and it has not yet determined the impact, if any, that SFAS No. 144 will have on its consolidated financial statements.

5.     Line of Credit Agreement

      On June 30, 1998, the Company executed an Amended and Restated Loan and Security Agreement with a financial institution. The amount available for borrowing under the agreement is approximately $20,000,000. Effective October 1, 2001 the line of credit terms were extended and amended in the following manner. Borrowings outstanding under the agreement bear interest at the bank’s prime rate plus 1% (prime rates were 9.5% at September 30, 2000 and 6.0% at September 30, 2001) and are collateralized by substantially all of the Company’s assets not otherwise encumbered. The current covenants of the agreement require the Company to maintain collateral sufficient to the financial institution. At September 30, 2000 and 2001 no borrowings were outstanding under the agreement. The agreement expires on December 31, 2001.

6.     Stockholder’s Equity

      On August 1, 2001 the Company’s Board of Directors adopted a stockholders’ rights plan. Under the plan, the Company issued a dividend of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2001. The plan is designed to assure stockholders fair value in the event of a future unsolicited business combination or similar transaction involving the Company.

      Each right will initially entitle stockholders to purchase a fractional share of the Company’s Series A Participating Preferred Stock for $170.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. Upon the occurrence of these events, unless redeemed for $0.001 per right, the rights will become exercisable by holders, other than rights held by an unsolicited third party acquirer, for shares of the Company or shares of the third party acquirer having a value of twice the right’s then-current exercise price.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The previous discussion and other sections of this Quarterly Report contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects” “intends” “plans” “believes” “seeks” and “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those set forth herein under “Additional Factors That May Affect Future Results”. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

     Overview

      We are a leading provider of comprehensive administrative outsourced services to large employers nationwide, providing solutions that include corporate employee payroll processing, payroll tax filing and other critical human resources, or HR, and benefits functions. Our comprehensive and integrated outsourced payroll processing and tax filing solution has expanded to include a multitude of other similarly integrated products including payroll administration, Web-based self-service for employees, HR software and integrated administration of health and welfare benefits, COBRA benefits and flexible spending accounts. These services are combined into a single, technology platform combining sophisticated transaction processing and Internet-enabled workstations to form a comprehensive HR outsourcing product.

      We derive our revenue from fees charged to clients for services and income earned from investing payroll tax funds. We have experienced significant growth of our revenue, client base and average client size. Revenue increased from $104.1 million in FY2000 to $149.9 million in FY2001, an increase of 44% over the prior year. At September 30, 2001, our roster of payroll and tax clients was approximately 785 companies, representing over 4 million employees and including relationships with over 10% of the Fortune 1000 companies. Our revenue growth was primarily due to continued growth in our payroll and payroll tax client base, an increase in the average number of employees of our clients, the introduction of new features and other services and a high retention rate of existing payroll clients (approximately 90% for FY2001). We do not anticipate that we will sustain this rate of growth in the future.

      The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. We have experienced significant operating losses since our inception and expect to incur significant operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding sales efforts, service offerings and operations in new geographic regions. As of September 30, 2001,we had an accumulated deficit of $106.8 million. There can be no assurance that we will achieve or sustain profitability in the future.

      Our cost of providing services consists primarily of ongoing account management, tax and benefits administration operations and production costs. General and administrative expenses consist primarily of personnel costs, professional fees and other overhead costs for finance and corporate services and information technology. Research and development expenses consist primarily of personnel costs. Client acquisition costs consist of sales and implementation expenses and, to a lesser extent, marketing expenses.

Results of Operations

      The following table sets forth certain items reflected in the consolidated statements of operations expressed as a percentage of total revenue:

	Three Months
	Ended
	September 30,

	2001	2000

Revenue:
Service fees	74.3%	73.8%
Interest income from payroll tax funds invested	25.7%	26.2%

Total revenue	100.0%	100.0%
Operating expenses:
Cost of providing services	52.6%	54.2%
General and administrative	17.5%	17.8%
Research and development	14.3%	16.4%
Client acquisition costs	41.1%	46.5%

Total operating expenses	125.5%	134.9%

Loss from operations	(25.5)%	(34.9)%
Interest expense	(0.5)%	(0.6)%
Interest income and other, net	1.8%	3.3%

Loss before cumulative effect of change in accounting principle	(24.2)%	(32.2)%
Cumulative effect of change in accounting principle	—	1.3%

Net loss	(24.2)%	(30.9)%

Revenue

      Service fee revenue increased 35.8% in the first quarter of FY2002 when compared with the same period of FY2001, primarily due to increases in the number and average size of our payroll and tax clients. Interest income from payroll tax funds invested increased 32.5% in the first quarter of FY2002 when compared with the same period of FY2001, primarily due to higher average daily payroll tax funds invested.

Cost of Providing Services

      Cost of providing services increased 31.1% in the first quarter of FY2002 when compared with the same period of FY2001. These expenses decreased as a percentage of revenue to 52.6% in the first quarter of FY2002 from 54.2% in the first quarter of FY2001. The increase in absolute dollars was primarily due to increased personnel in operations and account management resulting from an increase in the client base. The decrease as a percentage of revenue was due primarily to economies of scale realized from servicing larger average size clients.

General and Administrative

      General and administrative expenses increased 32.1% in the first quarter of FY2002 when compared with the same period of FY2001. These expenses decreased as a percentage of revenue to 17.5% in the first quarter FY2002 from 17.8% in the first quarter of FY2001. The increase in absolute dollars was primarily attributable to the hiring of additional management and administrative personnel to support our growth.

Research and Development

      Research and development expenses increased 17.8% in the first quarter of FY2002 when compared with the same period of FY2001. These expenses decreased as a percentage of revenue to 14.3% in the first quarter of FY2002 from 16.4% in the first quarter of FY2001. The increase in absolute dollars was primarily a result of additional personnel and, to a lesser extent, the cost of the development of enhancements and new features to our existing services. The decrease as a percentage of revenue was due primarily to decreased investment in technology compared to the first quarter of FY2001. Capitalized software development costs were $1.9 million and $1.2 million for the first quarter of FY2002 and FY2001, respectively.

Client Acquisition Costs

      Client acquisition costs increased 19.3% in the first quarter of FY2002 when compared with the same period of FY2001. These expenses decreased as a percentage of revenue to 41.1% in the first quarter of FY2002 from 46.5% in the first quarter of FY2001. The increase in absolute dollars was primarily due to additional sales and implementation personnel force for payroll, payroll tax and Comprehensive Outsourcing, and to a lesser extent, expenses related to marketing. The decrease as a percentage of revenue is a result of leveraging our expenses against higher revenue.

Interest Expense

      Interest expense remained relatively unchanged as a percentage of revenue at 0.5% in the first quarter of FY2002 compared with 0.6% in the first quarter of FY2001.

Interest Income and Other, Net

      Interest and other income decreased 25.9% in the first quarter of FY2002 when compared with the same period of FY2001 and decreased as a percentage of revenue to 1.8% in the first quarter of FY2002 from 3.3% in the first quarter of FY2001.

     Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through a combination of sales of equity securities, private debt and bank borrowings. We raised approximately $27.0 million from our initial public offering in September 1997 and approximately $80.7 million from our secondary public offering in September 1998. On August 1, 2000, we authorized, issued and sold 1,132,075 shares of Preferred Stock at $26.50 per share, raising approximately $30 million.

      At September 30, 2001,we had approximately $13.5 million of cash and cash equivalents, $27.2 million of short-term investments and $3.3 million of long-term investments, as well as a $20.0 million secured revolving line of credit, which expires on December 31, 2001. At September 30, 2001, we had no outstanding borrowings under the line of credit.

      Net cash used in operating activities increased $5.7 million for the first quarter of FY2002 when compared to the same period of FY2001. The increase in net cash used in operating activities for the first quarter of FY2002 was primarily attributable to decreases in accounts payable, accrued liabilities and deferred revenue and increases in prepaid expenses and other current assets and accounts receivable, partially offset by an increase in depreciation and amortization.

      Net cash used in investing activities increased $0.7 million for the first quarter of FY2002 when compared to the same period of FY2001. The increase in net cash used in investing activities related primarily to increases in purchases of securities available for sale and capitalization of software development costs, partially offset by an increase in the maturities of available for sale securities and a decrease in the purchase of equipment, furniture and fixtures.

      Net cash provided by financing activities decreased $33.4 million for the first quarter of FY2002 when compared to the same period of FY2001. The decrease in net cash provided by financing activities for FY2002 related primarily to proceeds from the issuance of redeemable convertible preferred stock and decreased restricted cash in the first quarter of FY2001 with no comparable amounts in the same period in FY2002, partially offset by an increase in proceeds from issuance of common stock.

      We believe that existing cash and cash equivalent balances, investments and amounts available under a credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies, although we do not have any pending plans to do so. We may also sell additional equity or debt securities or obtain additional credit facilities.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We are required to adopt SFAS No. 142 on July 1, 2002. We have not yet determined the impact, if any, that SFAS Nos. 141 and 142 will have on our consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We are required to adopt SFAS No. 143 on July 1, 2002, and we have not yet determined the impact, if any, that SFAS No. 143 will have on our consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. We are required to adopt SFAS No. 144 on July 1, 2002, and we have not yet determined the impact, if any, that SFAS No. 144 will have on our consolidated financial statements.

Additional Factors That May Affect Future Results

      We have sustained a history of operating losses and may not achieve profitability in the future. We have experienced significant operating losses since our inception. We expect to incur significant operating losses in the future due to continued client acquisition costs and investments in research and development. We will also incur costs associated with expanding our sales efforts, service offerings and operations to new geographic regions. As of September 30, 2001, we had an accumulated deficit of $106.8 million. While our current target is to achieve profitability in FY2003, we may fail to achieve profitability by such time and it is possible that we may never achieve or sustain profitability in the future. Failure to achieve or sustain profitability would harm our financial condition and results of operations.

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

      Investment risks, such as interest rate fluctuations, could harm our business. We invest funds; including payroll tax funds transferred to us by our clients, in short-term, top-tier, high quality financial instruments. Among other instruments, we invest in overnight U.S. government direct and agency obligations, commercial paper and institutional money market funds. Our investments are subject to credit risks and interest rate fluctuations. For example, if borrowers fail to meet the terms of their obligations under financial instruments in which we have invested, we would be liable for any losses on those investments. Interest income earned from the investment of client payroll tax funds represents a significant portion of our revenue. As a result, interest rate fluctuations could significantly impact our results of operations. For example, our future results may be adversely affected as a result of recent declines in interest rates. We have historically entered into interest rate swap agreements to minimize the impact of interest rate fluctuations. However, these swap agreements will not protect us from all interest rate risks. In some circumstances, if interest rates rise, we would have payment obligations under our interest rate swap agreements, and these payments may exceed the interest we earn on deposited funds. Any payment obligation under our swap agreements could harm our results of operations. If we default under our swap agreements, the default could result in acceleration and setoff by the bank of all outstanding contracts under the swap agreements and could result in cross-defaults of other debt agreements. Additionally, if the party to our swap agreements fails to meet the terms of its obligations under our executed swap agreements, all amounts hedged under the swap agreements would then be subject to market interest rate fluctuation and the swap agreements could become ineffective. In the future, we may reduce the level of funds invested in interest rate swap agreements. If we do decrease our level of investments covered under interest rate swap agreements, we could be subject to greater interest rate fluctuations. Any of these consequences could harm our business and financial condition.

      Our operating results have fluctuated, and will continue to fluctuate, from quarter to quarter, and negative fluctuations could materially lower the price of our common stock. Our quarterly operating results have fluctuated in the past and will continue to fluctuate in the future depending on a variety of factors, including the following:

•	the number and size of new clients starting services;

•	the decision of one or more clients to delay or cancel implementation or ongoing services;

•	interest rates;

•	seasonality;

•	our ability to timely design, develop, introduce and implement services and features for new and existing services;

•	services offerings provided by competitors;

•	costs associated with strategic acquisitions and alliances or investments in technology;

•	the success of strategic acquisitions, alliances or investments;

•	costs to transition to new technologies;

•	expenses incurred for geographic expansion;

•	risks associated with payroll tax and benefits administration;

•	price competition;

•	a reduction in the number of employees of our clients; and general economic factors.

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

      The general condition of the United States economy, and the current weakness in the economy, has and will continue to affect our business. These effects have taken the forms of declines in interest rates, client staff reductions, strikes, and acquisitions of our clients by other companies, among others. In addition, potential clients and existing clients are also less likely to switch service providers and in some cases are delaying or postponing purchasing decisions. These factors could result in the reduction of the aggregate amount of payroll that we process and the amount of interest that we earn on such funds. In addition, the general condition of the United States economy is affected by social, political and military conditions. It is not possible to predict the outcome of the recent escalation of hostilities between the United States and certain countries and persons related to terrorist events including the ones that took place on September 11, 2001. The response by the United States could result in further weakness in the United States economy, which would have an adverse impact on our operating results and financial condition. Our future revenue and results of operations may vary substantially. In some future quarter our results of operations could be below the expectations of public market analysts and investors, which could cause the market price of our common stock to decrease dramatically.

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

      Our revenue and expenses vary seasonally, and our stock price may fluctuate correspondingly. We face significant seasonality in our industry. Our revenue has fluctuated dramatically from quarter to quarter. We realize the largest percentage of annual revenue in our third and fourth fiscal quarters, primarily due to new clients beginning services in the beginning of the tax year (our third fiscal quarter) and higher interest income earned on higher amounts of payroll tax funds invested. Our operating expenses typically are higher as a percentage of revenue in the first and third fiscal quarters. This results partly from our increasing personnel to acquire new clients and to implement and provide services to these new clients, particularly a large percentage of new clients that begin services in the third quarter. Seasonal fluctuation in our revenue and expenses, especially unexpected fluctuation, could cause volatility or a decrease in the price of our common stock.

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

      We may not have taken all necessary steps to protect our intellectual property. Our success depends in part upon our proprietary software technology. We rely on a combination of contract, copyright and trade secret laws to establish and protect our proprietary technology. We have no patents, patent applications or registered copyrights. We distribute our services under software license agreements that grant clients licenses to use our services and contain various provisions protecting our ownership and the confidentiality of the applicable technology. We generally enter into confidentiality agreements with our employees and confidentiality and/or license agreements with existing and potential clients. We also limit access to and distribution of our software, documentation and other proprietary information. The steps taken to protect our proprietary technology may not be adequate to deter misappropriation. Even if they are, third parties may develop similar or competing technologies independently.

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

      Holders of our Preferred Stock have rights senior to holders of our common stock, including the right to receive dividends that will dilute the ownership of holders of common stock. In August 2000, we sold 1,132,075 shares of Preferred Stock. In the event of a merger or acquisition, the holders of the Preferred Stock will receive $26.50 per share before any amounts may be paid to holders of our common stock. The holders of the Preferred Stock also will receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. Therefore, the longer our Preferred Stock is outstanding, the more dilution the holders of our common stock will experience.

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

      We recently adopted a preferred stock rights plan, which has anti-takeover effects. We recently entered into a preferred stock rights plan. The plan has the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The existence of the plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

      We invest funds from collected but unremitted payroll tax funds. In FY2002, we held certain derivative-based products to mitigate interest rate fluctuation risk. In FY2000 and 2001, we entered into various interest rate swap agreements with a financial institution. The purpose of these agreements is to convert a portion of the interest we earn from collected but unremitted payroll tax funds from a variable to a fixed rate basis. We typically enter into hedge instruments with notional amounts that cover the majority of our average daily balance of the funds invested. Based on our derivative positions at September 30, 2001, we reported a net asset of $25.1 million for the fair value of our derivative portfolio and a corresponding offset in other comprehensive income. In FY2002, the fair value of our derivative based products increased as a result of the downward trend in interest rates throughout the year. Assuming a hypothetical decrease in interest rates of 100 basis points given the September 30, 2001 derivative positions, the resulting potential increases in fair value of the derivatives would be in the range of $8.5 million to $8.9 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded as other comprehensive income (loss) in the statement of stockholders’ equity, with no related or immediate impact to the results of operations.

      The collateral exposure associated with our various interest rate swap agreements are limited by interest rate caps we hold. As of September 30, 2001, we held two interest rate cap agreements with expiration dates of April 2002 and January 2003, both with cap rates of 8.0%. The aggregate fair value of these cap agreements at September 30, 2001 were not material.

      Invested funds are primarily comprised of money market mutual funds and other debt instruments carrying maturities of one to three days. The portion of the invested funds that would be subject to changes in fair value, including commercial paper, primarily carry maturities of less than 30 days and represent less than 12% of the overall amount of invested funds. Changes in prevailing interest rates can cause corresponding changes in the fair value of our invested funds. Due to the composition of our invested funds, primarily terms, instruments, and duration, changes in interest rates would not cause material changes in the overall fair value of our invested funds. Our investment policy guidelines limit the size and duration of our individual investments.

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

      None.

Item 5.      Other Information

      None.

Item 6.      Exhibits and Reports on Form 8-K

      (a)  Exhibits.

      See exhibit list following signature page.

      (b)  On August 8, 2001 we filed a Report on Form 8-K announcing that our Board of Directors adopted a stockholders’ rights plan. Under the plan, we issued a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on August 30, 2001.

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

Dated: November 14, 2001

PROBUSINESS SERVICES, INC.
(Registrant)

/s/ THOMAS H. SINTON

President and Chief Executive Officer

/s/ STEVEN E. KLEI

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