Form 10-Q
period 2001-12-31
PROBUSINESS SERVICES INC
filed 2002-02-14
CIK 1028751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22227

ProBusiness Services, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-2976066
State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4125 Hopyard Road

Pleasanton, CA 94588
(Address of principal executive offices)

(925) 737-3500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of February 6, 2002, there were 28,184,505 shares of the Registrant’s Common Stock outstanding.

ProBusiness Services, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

ProBusiness Services, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

		June 30,
	December 31,	2001
	2001	(Note 1)

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,050	$28,693
Short-term investments	20,325	27,102

Total cash, cash equivalents and short-term investments	70,375	55,795
Accounts receivable, net of allowances	17,582	12,774
Prepaid expenses and other current assets	21,429	12,597

	109,386	81,166
Payroll tax funds invested	1,137,675	1,511,124

Total current assets	1,247,061	1,592,290
Long-term investments	3,247	3,200
Equipment, furniture and fixtures, net	44,356	44,020
Other assets	49,635	41,616

Total assets	$1,344,299	$1,681,126

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, current portion of capital lease obligations and note payable, and deferred revenue	$45,440	$39,605
Payroll tax funds collected but unremitted	1,137,675	1,511,124

Total current liabilities	1,183,115	1,550,729
Deferred revenue, less current portion	18,017	17,760
Capital lease obligations and note payable, less current portion	1,126	137
Redeemable convertible preferred stock	32,343	31,246
Stockholders’ equity	109,698	81,254

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,344,299	$1,681,126

See accompanying notes.

ProBusiness Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(In thousands, except per share amounts)

	(Unaudited)
Revenue:
Service fees	$31,398	$26,143	$61,770	$48,506
Interest income from payroll tax funds invested	10,837	8,473	21,360	16,413

Total revenue	42,235	34,616	83,130	64,919
Operating expenses:
Cost of providing services	21,835	18,552	43,363	34,970
General and administrative	7,095	6,067	14,234	11,473
Research and development	5,659	4,279	11,504	9,241
Client acquisition costs	14,402	15,962	31,225	30,063

Total operating expenses	48,991	44,860	100,326	85,747
Loss from operations	(6,756)	(10,244)	(17,196)	(20,828)
Interest expense	(167)	(194)	(364)	(378)
Interest income and other, net	464	1,046	1,212	2,055

Net loss before cumulative effect of change in accounting principle	$(6,459)	$(9,392)	(16,348)	(19,151)
Cumulative effect of change in accounting principle	—			410

Net loss	$(6,459)	$(9,392)	(16,348)	(18,741)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(0.28)	$(0.41)	$(0.71)	$(0.83)
Cumulative effect of change in accounting principle	—	—	—	.02

Basic and diluted net loss per share	$(0.28)	$(0.41)	$(0.71)	$(0.81)

Shares used in computing basic and diluted net loss per share	24,682	23,739	24,443	23,664

See accompanying notes.

ProBusiness Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,

	2001	2000

	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(16,348)	$(18,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,086	6,415
Cumulative effect of accounting change	—	(410)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,808)	(5,228)
Prepaid expenses and other current assets	(4,456)	(2.259)
Other assets	(1,500)	(1,234)
Accounts payable, accrued liabilities and deferred revenue	2,388	12,207

Net cash used in operating activities	(15,638)	(9,250)

Investing activities
Purchases of available for sale securities	(8,924)	540
Maturities of available for sale securities	15,692	1
Purchases of equipment, furniture and fixtures	(7,962)	(7,541)
Capitalization of software development costs	(2,887)	(3,147)

Net cash used in investing activities	(4,081)	(10,147)

Financing activities
Decrease in restricted cash	—	4,616
Principal payments on capital lease obligations	(66)	(471)
Proceeds from issuance of note payable	1,500	—
Proceeds from issuance of redeemable convertible preferred stock	—	29,847
Proceeds from issuance of common stock	39,555	5,019
Repayment of notes receivable from stockholder	87	—

Net cash provided by financing activities	41,076	39,011

Net increase in cash and cash equivalents	21,357	19,614
Cash and cash equivalents, beginning of period	28,693	27,585

Cash and cash equivalents, end of period	$50,050	$47,199

Supplemental disclosure of cash flow information
Interest paid	$423	$162

Supplemental disclosures
Redeemable convertible preferred stock dividend distributable	$1,097	$346

Increase in fair value of derivative instruments	$9,514	$5,574

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

      In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002 or for any future periods.

      The Company has one business segment, which provides employee administrative services for large employers.

2.     Basic and Diluted Net Loss Per Share

      Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. Net loss applicable to common stockholders includes the Redeemable Convertible Preferred Stock (“Preferred Stock”) stock dividend with a value of $555,000 and represents 20,958 shares for the quarter ended December 31, 2001. Basic net loss per share excludes any dilutive effects of stock options. Diluted net loss per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive for the periods presented.

      If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of historical net loss per share as well as an additional 1,796,000 and 1,418,000 common equivalent shares related to outstanding stock options, Preferred Stock and warrants not included above (determined using the treasury stock method) for the first six months of FY2002 and 2001, respectively.

3.     Comprehensive Income/(Loss)

      Based on the derivative position for the quarter ended December 31, 2001, the Company reported a net decrease to the fair value of the derivative instruments of $1.3 million and a corresponding offset in other comprehensive loss. Accumulated other comprehensive income was $23.8 and $5.6 million at December 31, 2001 and December 31, 2000, respectively.

4.     Impact of Recently Issued Accounting Standards and Accounting Bulletins

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

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

      In November 2001, the FASB issued a Staff Announcement Topic No. D-103 (“Topic D-103”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the statement of operations. The Company is required to adopt the guidance effective January 1, 2002. Currently the Company records out-of-pocket expense reimbursements as a reduction of client acquisition costs. Beginning in January 1, 2002, the Company will record these reimbursements as service fees revenue, which will result in increased revenue and increased operating expenses. Comparative financial statements for prior year information will be reclassified to conform to the new presentation. The Company is in the process of determining the effect on services revenue and operating expenses. The application of Topic D-103 will not result in any impact to operating or net income in any past or future periods.

5.     Note Payable

      On December 21, 2001, the Company entered into an equipment lease financing arrangement with a bank for the amount of $1.5 million. This note payable finances certain computer and office equipment that the Company uses for its day-to-day business activities. The lease financing is repayable ratably on a monthly basis over a three-year period. The equipment financing is secured solely by specific equipment.

6.     Line of Credit

      On December 21, 2001, the Company executed a new Loan and Security Agreement with a financial institution. Borrowings outstanding under the agreement bear interest at that bank’s prime rate minus  1/2% (prime rate was 4.75% at December 31, 2001) and are collateralized by substantially all of the Company’s assets, excluding fixed assets. The amount available for borrowing under the agreement is $30,000,000. At December 31, 2001 no borrowings were outstanding under the agreement. The agreement expires on December 21, 2002.

7.     Stockholder’s Equity

      In December, 2001, the Company sold shares of common stock to existing investors in a private placement that was, completed in two closings. In the first closing that took place on December 20, 2001, the Company sold 2,400,000 shares of the Company’s common stock at a price of $15.00 per share for net proceeds of approximately $32.3 million. In the second closing that took place on February 6, 2002, entities affiliated with General Atlantic Partners, LLC purchased 1,333,334 shares of the Company’s common stock at $15.00 per share for net proceeds of approximately $18.7 million.

ProBusiness Services, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      The previous discussion and other sections of this Quarterly Report contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects” “intends,” “plans,” “believes,” “seeks” and “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those set forth herein under “Additional Factors That May Affect Future Results”. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

Overview

      We are a leading provider of comprehensive administrative outsourced services to large employers nationwide, providing solutions that include corporate employee payroll processing, payroll tax filing and other critical human resources, or HR, and benefits functions. Our comprehensive and integrated outsourced payroll processing and tax filing solution has expanded to include a multitude of other similarly integrated products including payroll administration, HR software and integrated administration of health and welfare benefits, COBRA benefits, flexible spending accounts and Web-based self-service for employees which allows employees to access personal information and perform routine administrative tasks online. These services are combined into a single technology platform combining sophisticated transaction processing and Internet-enabled workstations to form a comprehensive HR outsourcing product.

      We derive our revenue from fees charged to clients for services and income earned from investing payroll tax funds. We have experienced significant growth of our revenue, and continued growth in our client base and average client size. Revenue increased from $104.1 million in FY2000 to $149.9 million in FY2001, an increase of 44% over the prior year. At December 31, 2001, our roster of payroll and tax clients was approximately 790 companies, representing over 4.5 million employees and including relationships with over 10% of the Fortune 1000 companies. Our revenue growth was primarily due to continued growth in our payroll and payroll tax client base, an increase in the average number of employees of our clients, the introduction of new features and other services and a high retention rate of existing payroll clients (approximately 90% for FY2001). We do not anticipate that we will sustain this rate of growth in the future.

      The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. We have experienced significant operating losses since our inception and expect to incur operating losses in the future due to continued client acquisition costs, investments in research and development and costs associated with expanding sales efforts, service offerings and operations in new geographic regions. As of December 31, 2001,we had an accumulated deficit of $113.8 million. There can be no assurance that we will achieve or sustain profitability in the future.

      Our cost of providing services consists primarily of ongoing account management, tax and benefits administration operations and production costs. General and administrative expenses consist primarily of personnel costs, professional fees and other overhead costs for finance, information technology and corporate services. Research and development expenses consist primarily of personnel costs. Client acquisition costs consist of sales and implementation expenses and, to a lesser extent, marketing expenses.

Results of Operations

      The following table sets forth certain items reflected in the consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenue:
Service fees	74.3%	75.5%	74.3%	74.7%
Interest income from payroll tax funds invested	25.7%	24.5%	25.7%	25.3%

Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of providing services	51.7%	53.6%	52.2%	53.9%
General and administrative	16.8%	17.5%	17.1%	17.7%
Research and development	13.4%	12.4%	13.8%	14.2%
Client acquisition costs	34.1%	46.1%	37.6%	46.3%

Total operating expenses	116.0%	129.6%	120.7%	132.1%

Loss from operations	(16.0)%	(29.6)%	(20.7)%	(32.1)%
Interest expense	(0.4)%	(0.5)%	(0.4)%	(0.6)%
Interest income and other, net	1.1%	3.0%	1.4%	3.2%

Loss before cumulative effect of change in accounting principle	(15.3)%	(27.1)%	(19.7)%	(29.5)%
Cumulative effect of change in accounting principle	—	—		0.6%

Net loss	(15.3)%	(27.1)%	(19.7)%	(28.9)%

Revenue

      Service fee revenue increased 20.1% in the second quarter and 27.3% in the first six months of FY2002 when compared with the same periods of FY2001, primarily due to increases in the number and average size of our payroll and tax clients. Interest income from payroll tax funds invested increased 27.9% in the second quarter and 30.1% in the first six months of FY2002 when compared with the same periods of FY2001, primarily due to higher average daily payroll tax funds invested. Although interest rates have declined in the past six months, our interest rate is substantially above the current market rate due to the interest rate swap agreements we currently hold. Our interest rates may decline in the future as our swap agreements expire. (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”)

     Cost of Providing Services

      Cost of providing services increased 17.7% in the second quarter and 24.0% in the first six months of FY2002 when compared with the same periods of FY2001. These expenses decreased as a percentage of revenue to 51.7% in the second quarter and 52.2% in the first six months of FY2002 from 53.6% in the second quarter and 53.9% in the first six months of FY2001. The increase in absolute dollars was primarily due to increased personnel in operations and account management resulting from an increase in the client base serviced. The decrease as a percentage of revenue was primarily due to economies of scale realized from servicing larger average size clients.

General and Administrative

      General and administrative expenses increased 16.9% in the second quarter and 24.1% in the first six months of FY2002 when compared with the same periods of FY2001. These expenses decreased as a percentage of revenue to 16.8% in the first quarter and 17.1% in the first six months of FY2002 from 17.5% in the first quarter and 17.7% in the first six months of FY2001. The increase in absolute dollars was primarily attributable to the hiring of additional management and administrative personnel to support our growth. The decreases as a percentage of revenue were due primarily to leveraging our expenses against higher revenue, and to a lesser extent, our expanded efforts company-wide to control costs.

Research and Development

      Research and development expenses increased 32.3% in the second quarter and 24.5% in the first six months of FY2002 when compared with the same periods of FY2001. These expenses increased as a percentage of revenue to 13.4% in the second quarter and decreased to 13.8% in the first six months of FY2002 from 12.4% in the second quarter and 14.2% in the first six months of FY2001. The increases in absolute dollars and as a percentage of revenue for the second quarter was primarily a result of additional personnel working on and costs related to the development of enhancements, including software updates to comply with regulatory changes, and numerous minor new features to our existing products. Capitalized software development costs were $1.0 million and $2.9 million for the second quarter and first six months of FY2002 and $1.9 million and $3.1 million for the same periods of FY2001.

Client Acquisition Costs

      Client acquisition costs decreased 9.8% in the second quarter and increased 3.9% in the first six months of FY2002 when compared with the same periods of FY2001. These expenses decreased as a percentage of revenue to 34.1% in the second quarter and 37.6% in the first six months of FY2002 from 46.1% in the second quarter and 46.3% in the first six months of FY2001. The decrease in absolute dollars and as a percentage of revenue is primarily due to leveraging our expenses against higher revenues, our expanded efforts company-wide to control costs and, to a lesser extent, an increase in direct costs capitalized associated with the deferral of one-time implementation revenue.

Interest Expense

      Interest expense decreased as a percentage of revenue to 0.4% in the second quarter and first six months of FY2002 from 0.5% in the second quarter and 0.6% in the first six months of FY2001.

Interest Income and Other, Net

      Interest and other income decreased 55.6% in the second quarter and 41.0% in the first six months of FY2002 when compared with the same periods of FY2001 and decreased as a percentage of revenue to 1.1% in the second quarter and 1.4% in the first six months of FY2002 from 3.0% in the second quarter and 3.2% in the first six months of FY2001. The decreases are primarily due to lower average corporate cash and investment balances in FY2002.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through a combination of sales of equity securities, private debt and bank borrowings. We raised approximately $108 million from our initial public offering in September 1997 and our secondary public offering in September 1998. We raised approximately $30 million from the sale of Preferred Stock in August 2000. On December 20, 2001 we issued and sold 2,400,000 shares of our common stock to private investors at $15.00 per share and raised net proceeds of approximately $32.3 million. On February 6, 2002 we issued and sold an additional 1,333,334 shares of our common stock to entities affiliated with General Atlantic Partners, LLC at $15.00 per share and raised net proceeds of approximately $18.7 million in the third fiscal quarter of FY2002.

      At December 31, 2001,we had approximately $50.1 million of cash and cash equivalents, $20.3 million of short-term investments and $3.2 million of long-term investments, as well as a $30.0 million secured revolving line of credit, which expires on December 21, 2002. At December 31, 2001,we had no outstanding borrowings under the line of credit.

      Net cash used in operating activities increased $6.4 million for the first six months of FY2002 when compared to the same period of FY2001. The increase in net cash used in operating activities for the second quarter of FY2002 was primarily attributable to decreases in accounts payable, accrued liabilities, deferred revenue and increases in prepaid expenses, partially offset by an increase in depreciation and amortization and a decrease in net loss.

      Net cash used in investing activities decreased $6.1 million for the first six months of FY2002 when compared to the same period of FY2001. The decrease in net cash used in investing activities related primarily to maturities of available for sale securities, partially offset by an increase in purchases of available for sale securities.

      Net cash provided by financing activities increased $2.1 million for the first six months of FY2002 when compared to the same period of FY2001. The increase in net cash provided by financing activities for FY2002 related primarily to gross proceeds from the issuance of approximately $36 million of common stock in the second quarter of FY2002 and an increase in note payable with no comparable amounts in the first six months of FY2002.

      We believe that existing cash and cash equivalent balances, investments, amounts available under the credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. We may utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies. In addition, we may sell additional equity or debt securities or obtain additional credit facilities, although we do not have any pending plans to do so.

      Our contractual obligations at December 31, 2001, are summarized as follows (in thousands):

	Payments Due by Period

		FY2002	FY2003-FY2005	FY2006-FY2007
Contractual Obligations	Total	Commitments	Commitments	Commitments	After FY2007

Note Payable	$1,500	$212	$1,288	$—	$—
Capital lease obligations	$194	$57	$137	$—	$—
Operating leases	$75,077	$3,296	$19,498	$12,779	$39,504

      We lease our facilities and various equipment under non-cancelable operating leases, which expire at various dates through 2011. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain renewal options and provisions adjusting the lease payments based upon changes in operating costs or in fixed increments. Rent expense is reflected on a straight-line basis over the terms of the related leases. We are also obligated under a number of capital equipment leases, which expire at various dates through December 2004.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We are required to adopt SFAS No. 142 on July 1, 2002. We have not yet determined the impact, if any, that SFAS Nos. 141 and 142 will have on our consolidated financial statements.

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

      In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. Currently, we classify reimbursed out-of-pocket expenses as a reduction of client acquisition costs. We are required to adopt this guidance effective on January 1, 2002. Our adoption of Topic D-103 will result in increased service fees revenue and increased operating expenses. Our results of operations for prior periods will be reclassified to conform to the new presentation. We are currently in the process of determining the impact on our services revenue and cost of services revenue. Our adoption of Topic D-103 will not affect our net income or loss in any past or future periods.

Additional Factors That May Affect Future Results

      We have sustained a history of operating losses and may not achieve profitability in the future. We have experienced significant operating losses since our inception. We expect to incur operating losses in the future due to continued client acquisition costs and investments in research and development. We will also incur costs associated with expanding our sales efforts, service offerings and operations to new geographic regions. As of December 31, 2001, we had an accumulated deficit of $113.8 million. While our current target is to achieve profitability in FY2003, we may fail to achieve profitability by such time and it is possible that we may never achieve or sustain profitability in the future. Failure to achieve or sustain profitability would harm our financial condition and results of operations.

      Investment risks, such as interest rate fluctuations, could harm our business. We invest funds; including payroll tax funds transferred to us by our clients, in short-term, top-tier, high quality financial instruments. Among other instruments, we invest in overnight U.S. government direct and agency obligations, commercial paper and institutional money market funds. Our investments are subject to credit risks and interest rate fluctuations. For example, if borrowers fail to meet the terms of their obligations under financial instruments in which we have invested, we would be liable for any losses on those investments. Interest income earned from the investment of client payroll tax funds represents a significant portion of our revenue. As a result, interest rate fluctuations could significantly impact our results of operations. For example, our future results may be adversely affected as a result of recent declines in interest rates. We have historically entered into interest rate swap agreements to minimize the impact of interest rate fluctuations. However, these swap agreements will not protect us from all interest rate risks. In some circumstances, if interest rates rise, we would have payment obligations under our interest rate swap agreements, and these payments may exceed the interest we earn on deposited funds. Any payment obligation under our swap agreements could harm our results of operations. If we default under our swap agreements, the default could result in acceleration and setoff by the bank of all outstanding contracts under the swap agreements and could result in cross-defaults of other debt agreements. Additionally, if the party to our swap agreements fails to meet the terms of its obligations under our executed swap agreements, all amounts hedged under the swap agreements would then be subject to market interest rate fluctuation and the swap agreements could become ineffective. In the future, we may reduce the level of funds hedged with interest rate swap agreements. If we do decrease our level of investments covered under interest rate swap agreements, we could be subject to greater interest rate fluctuations. Any of these consequences could harm our business and financial condition.

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

      A substantial majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, we may not be able to timely cut costs in response to any decrease in revenue. For example, any decision by a client to delay or cancel our services, or our under-utilization of personnel, may cause significant variations in operating results and could result in additional losses for the applicable quarters. Additionally, as we secure larger clients, the time and expense required to implement our services increases, which could contribute to larger fluctuations in revenue.

      The general condition of the United States economy, and the current weakness in the economy, has and will continue to affect our business. These effects have taken the forms of declines in interest rates, client staff reductions, strikes, and acquisitions of our clients by other companies, among others. In addition, potential clients and existing clients are also less likely to switch service providers and in some cases are delaying or postponing purchasing decisions. These factors could result in the reduction of the aggregate amount of payroll that we process and the amount of interest that we earn on such funds. In addition, the general condition of the United States economy is affected by social, political and military conditions, including terrorist threats and acts and any response by the United States to such threats and acts. Our future revenue and results of operations may vary substantially. In some future quarter our results of operations could be below the expectations of public market analysts and investors, which could cause the market price of our common stock to decrease dramatically.

      We need to incur substantial expenses to gain more clients and expand our offerings, but we may not realize profits from these expenses. Our ability to achieve profitability will depend in part upon our ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. Establishing new client relationships is a time-consuming and expensive process. It generally takes three to twelve months or longer, and implementing our services generally takes an additional three to nine months or longer. These sales cycles may lengthen as the economy continues to weaken. As we acquire each new client, we incur substantial client acquisition costs, which consist primarily of sales and implementation expenses and, to a lesser extent, marketing expenses. We incur these costs in advance of revenue, and we cannot guarantee how long it will take to fully recoup these costs. If we cannot maintain our historically high client retention rate, our return on customer acquisition cost will be significantly lower. As we expand our service offerings, we incur substantial operating costs associated with hiring the management and building the operational infrastructure. We may not realize profits from these investments, and failure to do so would harm our financial condition and results of operations.

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

      The loss of personnel may lead to loss of clients and proprietary information. Our success depends on the performance of our senior management and other employees. The loss of the services of any senior management or other employees, particularly key employees in our research and development group, or a significant number of our account management employees who work directly with our clients, could harm our business. If one or more of these employees resigns to join or form a competitor, our business could suffer due to the loss of personnel and any resulting loss of existing or potential clients. In addition, we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices, procedures or client lists by the former employee. Disclosure of this information could harm our business.

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

      Our success depends on our ability to manage growing and changing operations. Our growth strategy has focused on serving large employers which have more than 1,000 employees. These employers are sophisticated and have complex needs. As our business has grown significantly in size and complexity over the past five years, the growth has placed, and will continue to place, significant demands on our management, systems, internal controls and financial and physical resources as we must expand them to handle the substantially increased volume and complexity of the services we provide to large employers. In order to meet these demands, we intend to continue to hire new employees and open new offices to attract and support new clients. We also plan to continue spending on research and development, invest in new equipment and make other capital expenditures. In addition, we expect that we will need to further develop our financial and managerial controls, reporting systems and procedures to accommodate future growth. Our failure to expand successfully in any of these areas in an efficient manner would harm our business.

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

      We may make errors and omissions in performing our services, which could subject us to fines and harm our reputation. We have made errors and omissions in the past and may make errors and omissions in performing our services. For example, we may underpay taxes on behalf of our clients, or we may file benefits plan forms late. In addition to client liability, governmental authorities may impose large cash penalties on our errors and omissions and may preclude us from doing business in the relevant jurisdiction. These errors and omissions are often not identified for several years following the provision of the services, and there may be a significant delay between the time an error or omission occurs and when a penalty is imposed. To date, penalties have not been significant. However, liabilities associated with penalties for errors and omissions which occurred in the past and those that may occur in the future could harm our business and results of operations. Our reserves or insurance for any penalties may not adequately protect us. Errors and omissions may also damage our reputation and could harm our relationships with existing clients and our ability to gain new clients.

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

      We may need to raise additional capital which might not be available and, if it is, may cause our stockholders to experience dilution. We may choose to raise additional capital to fund our investments and/or operations through public or private equity or debt financing. We cannot assure you that additional financing will be available if needed on acceptable terms, or at all. If additional capital is needed and not available, we may need to change our business strategy or reduce our operations. If we raise additional funds by issuing equity securities, our stockholders will experience dilution.

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

      Our stock price has fluctuated and is likely to continue to fluctuate. The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate in response to various factors, including the following:

•	quarterly variations in operating results;

•	announcements of technological innovations or new services by us or our competitors;

•	market conditions in the information services industry;

•	trading volume of our common stock, including sales by our large institutional stockholders;

•	changes in securities analysts’ estimates of our financial performance and that of our competitors; and

•	changes in our competitors’ stock prices.

      Many of these factors are outside our control. In connection with our recent private placement of 3,733,344 shares of our common stock to investors, we have filed a registration statement covering the resale of those shares. Our stock price will likely decrease if any of the investors sells a significant number of shares. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology and services companies. These fluctuations are sometimes unrelated to the operating performance of these companies. The market price of our common stock could decline as a result of these broad market fluctuations.

      A handful of our stockholders have significant control over our company, and their interests may differ from yours. As of December 31, 2001, our directors, executive officers, and principal stockholders together controlled approximately 30% of our voting stock. If these stockholders acted or voted together, they would have the power to exercise a significant influence over the election of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of the stockholders. Furthermore, the interests of these stockholders may not always coincide with the interests of our company or other stockholders.

      Holders of our preferred stock have rights senior to holders of our common stock, including the right to receive dividends that will dilute the ownership of holders of common stock. In August 2000, we sold 1,132,075 shares of Preferred Stock. In the event of a merger or acquisition, the holders of the Preferred Stock will receive $26.50 per share before any amounts may be paid to holders of our common stock. The holders of the Preferred Stock also will receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. At December 31, 2001 there were 93,907 additional shares of Preferred Stock accrued as dividends distributable. Therefore, the longer our Preferred Stock is outstanding, the more dilution the holders of our common stock will experience.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We invest funds from collected but unremitted payroll tax funds. In FY2002, we held certain derivative-based products to mitigate interest rate fluctuation risk. In FY2000 and 2001, we entered into various interest rate swap agreements with a financial institution. The purpose of these agreements is to convert a portion of the interest we earn from collected but unremitted payroll tax funds from a variable to a fixed rate basis. We typically enter into hedge instruments with notional amounts that cover the majority of our average daily balance of the funds invested. Based on our derivative positions at December 31, 2001, we reported a net asset of $23.9 million for the fair value of our derivative portfolio and a corresponding offset in other comprehensive income. In FY2002, the fair value of our derivative based products increased as a result of the downward trend in interest rates throughout the year.

      The collateral exposure associated with our various interest rate swap agreements are limited by interest rate caps we hold. As of December 31, 2001,we held two interest rate cap agreements with expiration dates of April 2002 and January 2003, both with cap rates of 8.0%. The aggregate fair value of these cap agreements at December 31, 2001 was immaterial.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      There are no material pending legal proceedings.

Item 2.     Changes in Securities

      On December 20, 2001, we announced a private placement of shares of common stock to existing investors, to be completed in two closings. In the first closing that took place on December 20, 2001, we sold 2,400,000 shares of our common stock at a price of $15.00 per share. In the second closing that took place on February 6, 2002, entities affiliated with General Atlantic Partners, LLC purchased 1,333,334 shares of our common stock at $15.00 per share. Such shares were not registered under the Securities Act of 1933, as amended, and such issuance was deemed to be exempt from registration in reliance on Regulation D under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. We have filed a registration statement with the Securities and Exchange Commission covering the resale of 2,400,000 shares sold in the private placement and will amend such registration statement to register the resale of the additional 1,333,334 shares sold in the second closing. The registration statement has not yet been declared effective and is currently being reviewed by the Securities and Exchange Commission.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      (a) We held our Annual Meeting of Stockholders (the “Annual Meeting”) on November 30, 2001.

      (b) At the Annual Meeting, our stockholders elected Thomas H. Sinton as the Class I Director to serve for a term of three years.

      (c) The stockholders of the Company voted on the following matters at the Annual Meeting:

1. The election of Thomas H. Sinton as the Class I Director to serve for a term of three years;

2. Approval of an amendment to our 1996 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 shares; and

3. Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2002.

      Votes were cast for the election of Thomas H. Sinton as the Class I Director as follows:

	Votes For	Votes Withheld

Thomas H. Sinton	20,838,323	671,014

      The amendment to our 1996 Stock Option Plan to increase the number of shares reserved for issuance thereunder was approved as follows:

      • 12,562,967 votes for approval;

      • 6,810,124 votes against;

      • 22,949 abstentions; and

      • 3,245,372 broker non-votes.

      The appointment of Ernst & Young LLP as our auditors for the fiscal year ending June 30, 2002 was approved as follows:

      • 22,613,514 votes for approval;

      • 23,449 votes against; and

      • 4,449 abstentions.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

      See exhibit list following signature page.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2002

PROBUSINESS SERVICES, INC.
(Registrant)

/s/ THOMAS H. SINTON _________________________________________ President and Chief Executive Officer

/s/ STEVEN E. KLEI _________________________________________ Executive Vice President, Finance and
Chief Financial Officer