Form 10-Q
period 2002-03-31
PROBUSINESS SERVICES INC
filed 2002-05-13
CIK 1028751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of April 17, 2002, there were 28,201,568 shares of the Registrant’s Common Stock outstanding.

PROBUSINESS SERVICES, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

PROBUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30, 2001
	2002	(Note 1)

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,159	$28,693
Short-term investments	34,385	27,102

Total cash, cash equivalents and short-term investments	57,544	55,795
Accounts receivable, net of allowances	12,242	12,774
Prepaid expenses and other current assets	25,381	12,597

	95,167	81,166
Payroll tax funds invested	1,829,484	1,511,124

Total current assets	1,924,651	1,592,290
Long-term investments	38,600	3,200
Fixed assets, net	65,257	64,806
Other assets	17,424	20,830

Total assets	$2,045,932	$1,681,126

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, current portion of capital lease obligations and note payable, and deferred revenue	$51,436	$39,605
Payroll tax funds collected but unremitted	1,829,484	1,511,124

Total current liabilities	1,880,920	1,550,729
Deferred revenue, less current portion	18,737	17,760
Capital lease obligations and note payable, less current portion	970	137
Redeemable convertible preferred stock	32,908	31,246
Stockholders’ equity	112,397	81,254

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$2,045,932	$1,681,126

See accompanying notes.

PROBUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
	(Unaudited)
Revenue:
Service fees	$30,536	$27,073	$92,306	$75,579
Interest income from payroll tax funds invested	14,675	14,927	36,035	31,340

Total revenue	45,211	42,000	128,341	106,919
Operating expenses:
Cost of providing services	22,562	20,514	65,925	55,484
General and administrative	6,960	6,516	21,194	17,989
Research and development	5,787	4,798	17,291	14,039
Client acquisition costs	15,966	18,869	47,191	48,932

Total operating expenses	51,275	50,697	151,601	136,444
Loss from operations	(6,064)	(8,697)	(23,260)	(29,525)
Interest expense	(245)	(289)	(609)	(667)
Interest income and other, net	709	1,081	1,921	3,136

Net loss before cumulative effect of change in accounting principle	$(5,600)	$(7,905)	$(21,948)	$(27,056)
Cumulative effect of change in accounting principle	—	—	—	410

Net loss	$(5,600)	$(7,905)	$(21,948)	$(26,646)

Net loss applicable to common shareholders:
Net loss	$(5,600)	$(7,905)	$(21,948)	$(26,646)
Preferred dividends	(565)	(518)	(1,662)	(862)

Net loss applicable to common shareholders	$(6,165)	$(8,423)	$(23,610)	$(27,508)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(0.22)	$(0.35)	$(0.93)	$(1.18)
Cumulative effect of change in accounting principle	—	—	—	.02

Basic and diluted net loss per share	$(0.22)	$(0.35)	$(0.93)	$(1.16)

Shares used in computing basic and diluted net loss per share	27,641	23,952	25,509	23,760

See accompanying notes.

PROBUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,

	2002	2001

	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(21,948)	$(26,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,292	9,939
Cumulative effect of accounting change	—	(410)
Changes in operating assets and liabilities:
Accounts receivable, net	532	(853)
Prepaid expenses and other current assets	(7,034)	(3,069)
Other assets	(2,694)	(2,214)
Accounts payable, accrued liabilities and deferred revenue	8,670	20,997

Net cash used in operating activities	(8,182)	(2,256)

Investing activities
Purchases of available for sale securities	(67,814)	(29,688)
Maturities of available for sale securities	24,659	20,225
Capital expenditures	(14,465)	(15,781)

Net cash used in investing activities	(57,620)	(25,244)

Financing activities
Decrease in restricted cash	—	4,616
Principal payments on capital lease obligations and note payable	(204)	(510)
Proceeds from issuance of note payable	1,500	—
Proceeds from issuance of redeemable convertible preferred stock	—	29,846
Proceeds from issuance of common stock	58,885	6,080
Repayment of notes receivable from stockholder	87	201

Net cash provided by financing activities	60,268	40,233

Net increase (decrease) in cash and cash equivalents	(5,534)	12,733
Cash and cash equivalents, beginning of period	28,693	27,585

Cash and cash equivalents, end of period	$23,160	$40,318

Supplemental disclosure of cash flow information
Interest paid	$695	$256

Redeemable convertible preferred stock dividend distributable	$1,662	$862

Increase in fair value of derivative instruments	$822	$14,462

See accompanying notes.

PROBUSINESS SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      ProBusiness Services, Inc., (“ProBusiness” or the “Company”) has prepared its unaudited interim condensed consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

      The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2001 has been prepared from the audited consolidated financial statements of the Company.

      In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002 or for any future periods.

      The Company has one business segment, which provides employee administrative services for large employers.

      Certain prior year balances have been reclassified to conform to the current year presentation.

2.     Accounting Policies

      In November 2001, the Financial Account Standards Board (“FASB”) issued a Staff Announcement Topic No. D-103 (“Topic D-103”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the statement of operations. The Company adopted this guidance effective January 1, 2002. Prior to January 1, 2002 the Company netted out-of-pocket expense reimbursements against the related operating expenses. For the period January 1, 2002 through March 31, 2002, the Company recorded these reimbursements as service fees revenue, which resulted in an increase in revenue and an increase in operating expenses of $229,000. The Company did not have systems in place to specifically identify out-of-pocket expenses that were netted against the related operating expenses prior to January 1, 2002. Therefore, prior period balances have not been reclassified. The application of Topic D-103 will not impact operating results or net income in any past or future periods.

      Effective July 1, 1999, the Company has capitalized software development costs in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), under which certain internal use software development costs incurred may be capitalized and depreciated over the estimated useful lives of the software. The Company capitalizes costs when both the preliminary project stage is completed and the Company’s management has authorized further funding for the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company depreciates the capitalized internal-use software development costs using the straight-line method over the estimated useful life which is generally between four and seven years. Such depreciation costs are included in the cost of providing services within the condensed consolidated statements of operations.

3.     Basic and Diluted Net Loss Per Share

      Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of

PROBUSINESS SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of Redeemable Convertible Preferred Stock (“Preferred Stock”) (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the periods ended March 31, 2002 and March 31, 2001, potential common shares of approximately 1.8 million and 2.0 million shares were not included in the computation because they were antidilutive.

4.     Comprehensive Income/(Loss)

      Based on the change in the fair value of derivative instruments during the quarters ended March 31, 2002, and March 31, 2001 the Company reported a net decrease of $8.7 million and an increase of $8.9 million, respectively, to the fair value of the derivative instruments and a corresponding offset in other comprehensive income/loss. Accumulated other comprehensive income was $13.8 million and $14.5 million at March 31, 2002 and March 31, 2001, respectively.

5.     Impact of Recently Issued Accounting Standards and Accounting Bulletins

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company will adopt SFAS No. 142 on July 1, 2002 and believes that SFAS Nos. 141 and 142 will not have a material impact on its consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 on July 1, 2002 and believes that SFAS No. 143 will not have a material impact on its consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. The Company will adopt SFAS No. 144 on July 1, 2002, and believes that SFAS No. 144 will not have a material impact on its consolidated financial statements.

6.     Note Payable

      On December 21, 2001, the Company entered into an equipment lease financing arrangement with a bank for the amount of $1.5 million. This note payable finances certain computer and office equipment that the Company uses for its day-to-day business activities. The lease financing is repayable ratably on a monthly basis over a three-year period. The equipment financing is secured by specific fixed assets.

7.     Line of Credit

      On December 21, 2001, the Company executed a new Loan and Security Agreement with a financial institution. Borrowings outstanding under the agreement bear interest at that bank’s prime rate minus  1/2% (prime rate was 4.75% at March 31, 2002) and are collateralized by substantially all of the Company’s assets,

PROBUSINESS SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluding fixed assets. The amount available for borrowing under the agreement is $30,000,000. At March 31, 2002 no borrowings were outstanding under the agreement. The agreement expires on December 21, 2002.

8.     Stockholder’s Equity

      In December, 2001, the Company sold shares of common stock to existing investors in a private placement that was completed in two closings. In the first closing that took place on December 20, 2001, the Company sold 2,400,000 shares of the Company’s common stock at a price of $15.00 per share for net proceeds of approximately $32.3 million. In the second closing that took place on February 6, 2002, entities affiliated with General Atlantic Partners, LLC purchased 1,333,334 shares of the Company’s common stock at $15.00 per share for net proceeds of approximately $18.7 million.

      On August 1, 2001, the Company’s Board of Directors adopted a stockholders’ rights plan. Under the plan, the Company issued a dividend of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2001. The plan is designed to assure stockholders fair value in the event of a future unsolicited business combination or similar transaction involving the Company. Each right will initially entitle stockholders to purchase a fractional share of the Company’s Series A Participating Preferred Stock for $170.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. Upon the occurrence of these events, unless redeemed for $0.001 per right, the rights will become exercisable by holders, other than rights held by an unsolicited third party acquirer, for shares of the Company or shares of the third party acquirer having a value of twice the right’s then-current exercise price.

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

Overview

      We are a leading provider of comprehensive administrative outsourced services to large employers nationwide, providing solutions that include corporate employee payroll processing, payroll tax filing and other critical human resources, or HR, and benefits functions. Our comprehensive and integrated outsourced payroll processing and tax filing solution has expanded to include a multitude of other similarly integrated products including payroll administration, HR Service and benefits administration, including the enrollment and processing of flexible benefits plans and COBRA benefits. Additionally, our Web-based self-service applications for employers allows employees to access personal information and perform routine administrative tasks online such as viewing current and historical paychecks, changing a direct deposit authorization and verifying paid time off balances. These services are combined into a single technology platform combining sophisticated transaction processing and Internet-enabled workstations to form a comprehensive HR outsourcing product.

      We derive our revenue from fees charged to clients for services and income earned from investing payroll tax funds. We have experienced significant growth of our revenue and continued growth in our client base and average client size. Revenue increased from $104.1 million in FY2000 to $149.9 million in FY2001, an increase of 44% over the prior year. At March 31, 2002, our roster of payroll and tax clients was approximately 775 companies, including relationships with over 10% of the Fortune 1000 companies. Our revenue growth was primarily due to continued growth in our payroll and payroll tax client employee base, an increase in the average number of employees of our clients, the introduction of new features and other services and a high retention rate of existing payroll clients (approximately 90% for FY2001).

      We have implemented a strategy to achieve profitability for FY2003. In the short-term this strategy consists of reducing our investment in client acquisition costs, which will likely result in a reduction in our revenue growth from new clients. Other economic factors also impact our revenue growth, including interest rates, reductions in our client base workforce and general U.S. economic conditions. Despite the significant growth of our revenue historically, we anticipate that our rate of revenue growth will be significantly reduced in the future due to this strategy and other economic factors. While our current target is to achieve profitability for FY2003, there can be no assurance that we will achieve profitability by such time or at all.

      The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. We have experienced significant operating losses since our inception. As of March 31, 2002, we had an accumulated deficit of $120.0 million.

      Our cost of providing services consists primarily of ongoing account management, tax and benefits administration operations, production costs as well as depreciation of capitalized internal-use software development costs. General and administrative expenses consist primarily of costs for finance, information technology and corporate services. Research and development expenses consist primarily of personnel costs. Client acquisition costs consist of sales and implementation expenses.

Results of Operations

      The following table sets forth certain items reflected in the consolidated statements of operations expressed as a percentage of total revenue:

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenue:
Service fees	67.5%	64.5%	71.9%	70.7%
Interest income from payroll tax funds invested	32.5%	35.5%	28.1%	29.3%

Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of providing services	49.9%	48.9%	51.4%	51.9%
General and administrative	15.4%	15.5%	16.5%	16.8%
Research and development	12.8%	11.4%	13.5%	13.1%
Client acquisition costs	35.3%	44.9%	36.7%	45.8%

Total operating expenses	113.4%	120.7%	118.1%	127.6%

Loss from operations	(13.4)%	(20.7)%	(18.1)%	(27.6)%
Interest expense	(0.5)%	(0.7)%	(0.5)%	(0.6)%
Interest income and other, net	1.5%	2.6%	1.5%	2.9%

Loss before cumulative effect of change in accounting principle	(12.4)%	(18.8)%	(17.1)%	(25.3)%
Cumulative effect of change in accounting principle	—	—	—	0.4%

Net loss	(12.4)%	(18.8)%	(17.1)%	(24.9)%

     Revenue

      Service fee revenue increased 12.8% in the third quarter and 22.1% in the first nine months of FY2002 when compared with the same periods of FY2001, primarily due to increases in the number and average size of our payroll and tax clients. Interest income from payroll tax funds invested decreased 1.7% in the third quarter and increased 15.0% in the first nine months of FY2002 when compared with the same periods of FY2001. Interest income from payroll and tax funds invested decreased in the third quarter FY2002 primarily as a result of significant decreases in market interest rates compared with the same period of FY2001. Interest income from payroll and tax funds invested increased in the first nine months of FY2002 primarily due to higher average daily payroll tax funds invested, partially offset by decreases due to a reduction in our average interest rate. Although interest rates have declined in the past nine months, our average interest rate is above the current average market rate due to the interest rate swap agreements we currently hold. If current market interest rate conditions remain unchanged our interest rates will decline in the future as our swap agreements expire. (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”)

     Cost of Providing Services

      Cost of providing services increased 10.0% in the third quarter and 18.8% in the first nine months of FY2002 when compared with the same periods of FY2001. These expenses increased as a percentage of revenue to 49.9% in the third quarter from 48.9% in the third quarter of FY2001 and remained relatively unchanged at 51.4% in the first nine months of FY2002 from 51.9% in the first nine months of FY2001. The increase in the third quarter as a percentage of revenue is primarily related to lower interest rates year over year resulting in a decline in interest income. The decrease in the first nine months as a percentage of revenue is primarily due to the economies of scale and our expanded efforts company-wide to control costs, this decline would have been greater year over year had interest rates remained stable. The increases in absolute dollars are primarily a result of increased personnel in operations resulting from an increase in the client base serviced and the depreciation of internal-use software development costs primarily related to our next generation core payroll processing system.

     General and Administrative

      General and administrative expenses increased 6.8% in the third quarter and 17.8% in the first nine months of FY2002 when compared with the same periods of FY2001. These expenses remained relatively unchanged as a percentage of revenue at 15.4% in the third quarter and 16.5% in the first nine months of FY2002 from 15.5% in the third quarter and 16.8% in the first nine months of FY2001. The increase in absolute dollars was primarily attributable to the hiring of additional administrative personnel to support our growth. The expenses as a percentage of revenue remained unchanged primarily as a result of continued efforts to leverage our expenses against higher revenue, and to a lesser extent, our expanded efforts company-wide to control costs.

     Research and Development

      Research and development expenses increased 20.6% in the third quarter and 23.2% in the first nine months of FY2002 when compared with the same periods of FY2001. These expenses increased as a percentage of revenue to 12.8% in the third quarter and decreased to 13.5% in the first nine months of FY2002 from 11.4% in the third quarter and 13.1% in the first nine months of FY2001. The increases in absolute dollars and as a percentage of revenue for the third quarter were primarily a result of additional personnel working on and costs related to the development of enhancements, including software updates to comply with regulatory changes, and numerous minor new features to our existing products.

      At March 31, 2002, our significant software development projects in process were primarily related to developing additional software for our next generation core payroll processing system, including an integrated benefits administration module and an integrated employee services portal as well as applications to support the implementation process. To a lesser extent, we are developing software for additional functionality associated with our existing core payroll processing and payroll tax servicing systems. Capitalized internal-use software development costs were $2.5 million and $5.4 million for the third quarter and first nine months of FY2002 and $1.6 million and $4.7 million for the same periods of FY2001. For the third quarter and first nine months of FY2002 depreciation of internal use software was $0.9 million and $2.2 million, respectively. This depreciation is included within cost of providing services. With respect to software products currently capitalized and ready for their intended use, we expect to depreciate approximately $0.9 million and $3.7 million for the three months ended June 30, 2002 and fiscal year 2003, respectively. (See “Cost of Providing Services” above.)

     Client Acquisition Costs

      Client acquisition costs decreased 15.4% in the third quarter and 3.6% in the first nine months of FY2002 when compared with the same periods of FY2001. These expenses decreased as a percentage of revenue to 35.3% in the third quarter and 36.7% in the first nine months of FY2002 from 44.9% in the third quarter and 45.8% in the first nine months of FY2001. The decrease as a percentage of revenue is primarily due to a higher revenue base, a decrease in new clients starting services, an increase in direct costs capitalized associated with the deferral of one-time implementation revenue and, to a lesser extent, our expanded efforts company-wide to control costs.

     Interest Expense

      Interest expense decreased as a percentage of revenue to 0.5% in the third quarter and first nine months of FY2002 from 0.7% in the third quarter and 0.6% in the first nine months of FY2001.

     Interest Income and Other, Net

      Interest and other income decreased 34.4% in the third quarter and 38.7% in the first nine months of FY2002 when compared with the same periods of FY2001 and decreased as a percentage of revenue to 1.5%

in the third quarter and 1.5% in the first nine months of FY2002 from 2.6% in the third quarter and 2.9% in the first nine months of FY2001. The decreases for the first nine months of FY2002 are primarily due to lower average corporate cash and investment balances and lower market interest rates in FY2002.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through sales of equity securities. On December 20, 2001 we issued and sold 2,400,000 shares of our common stock to private investors at $15.00 per share and raised net proceeds of approximately $32.3 million. On February 6, 2002 we issued and sold an additional 1,333,334 shares of our common stock to entities affiliated with General Atlantic Partners, LLC at $15.00 per share and raised net proceeds of approximately $18.7 million.

      At March 31, 2002, we had approximately $23.2 million of cash and cash equivalents, $34.4 million of short-term investments and $38.6 million of long-term investments, as well as a $30.0 million secured revolving line of credit, which expires on December 21, 2002. At March 31, 2002,we had no outstanding borrowings under the line of credit.

      Net cash used in operating activities increased $5.9 million for the first nine months of FY2002 when compared to the same period of FY2001. The increase in net cash used in operating activities for the first nine months of FY2002 was primarily attributable to decreased changes in accounts payable, accrued liabilities, deferred revenue and increased changes in prepaid expenses and other current assets, partially offset by an increase in depreciation and amortization and a decrease in net loss.

      Net cash provided by operating activities for the nine months ended March 31, 2002 was $8.2 million and the amount of cash and cash equivalents on hand at March 31, 2002 was $23.2 million. As our business is seasonal, we typically experience a use of cash in operations in the first two quarters of our fiscal year resulting from a decrease in interest income received from lower cash balances on deposit from payroll tax funds invested and significant expenses incurred in advance of revenue to implement new clients of which a large percentage do not begin services until the third quarter. We typically generate cash from operations in the third quarter due to cash received from calendar year-end invoicing and interest income received from higher cash balances on deposit from payroll tax funds invested, with our fourth quarter in general being a break-even quarter from a cash flow perspective. As we move to profitability we do not expect this trend of cash used in operating activities to continue. (See “Additional Factors That May Affect Future Results”)

      Net cash used in investing activities increased $32.4 million for the first nine months of FY2002 when compared to the same period of FY2001. The increase in net cash used in investing activities related primarily to purchase of available for sale securities, partially offset by an increase in the maturities of available for sale securities and is the primary reason that long-term investments increased to $38.6 million at March 31, 2002.

      Net cash provided by financing activities increased $20.0 million for the first nine months of FY2002 when compared to the same period of FY2001. The increase in net cash provided by financing activities for FY2002 related primarily to gross proceeds from the issuance of approximately $56 million of common stock in the second and third quarters of FY2002.

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

Other

     Balance Sheet Detail

      Prepaid expenses and other current assets was $25.4 million at March 31, 2002 compared to $12.6 million at June 30, 2001, the primary reason for this increase is due to an increase in the fair market value of our short-term derivatives and, to a lesser extent, an increase in interest receivable.

      Our contractual obligations at March 31, 2002, are summarized as follows (in thousands):

	Payments Due by Period

		FY2002	FY2003-FY2005	FY2006-FY2007
Contractual Obligations	Total	Commitments	Commitments	Commitments	After FY2007

Note Payable	$1,396	$108	$1,288	$—	$—
Capital lease obligations	$160	$23	$137	$—	$—
Operating leases	$73,422	$1,641	$19,498	$12,779	$39,504

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

     New Accounting Pronouncements.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We are required to adopt SFAS No. 142 on July 1, 2002, and we believe SFAS Nos. 141 and 142 will not have a material impact on our consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We are required to adopt SFAS No. 143 on July 1, 2002, and we believe SFAS Nos. 143 will not have a material impact on our consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. We are required to adopt SFAS No. 144 on July 1, 2002, and we believe that SFAS No. 144 will not have a material impact on our consolidated financial statements.

      In November 2001, the Financial Account Standards Board (“FASB”) issued a Staff Announcement Topic No. D-103 (“Topic D-103”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the statement of operations. The Company adopted this guidance effective January 1, 2002. Prior to January 1, 2002 the Company netted out-of-pocket expense reimbursements against the related operating expenses. For the period January 1, 2002 through March 31, 2002, the Company recorded these reimbursements as service fees revenue, which resulted in an increase in revenue and an increase in operating expenses of $229,000. The Company did not have systems in place to specifically identify out-of-pocket expenses that were netted against the related operating expenses prior to

January 1, 2002. Therefore, prior period balances have not been reclassified. The application of Topic D-103 will not impact operating results or net income in any past or future periods.

Additional Factors That May Affect Future Results

      We have sustained a history of operating losses and may not achieve profitability in the future. We have experienced significant operating losses since our inception. Historically, we have incurred operating losses due to continued investments in client acquisition costs and research and development. We also incurred costs associated with expanding our sales efforts, service offerings and operations to new geographic regions. As of March 31, 2002, we had an accumulated deficit of $120.0 million. While our current target is to achieve profitability for FY2003, we may fail to achieve profitability by such time and it is possible that we may never achieve or sustain profitability in the future. Failure to generate profit would harm our financial condition and results of operations.

      Investment risks, such as interest rate fluctuations, could harm our business. We invest funds; including payroll tax funds transferred to us by our clients, in short-term, top-tier, high quality financial instruments. Among other instruments, we invest in overnight U.S. government direct and agency obligations, commercial paper and institutional money market funds. Our investments are subject to credit risks and interest rate fluctuations. For example, if borrowers fail to meet the terms of their obligations under financial instruments in which we have invested, we would be liable for any losses on those investments. Interest income earned from the investment of client payroll tax funds represents a significant portion of our revenue. As a result, interest rate fluctuations could significantly impact our results of operations. For example, our future results may be adversely affected as a result of recent declines in interest rates. We have historically entered into interest rate swap agreements to minimize the impact of interest rate fluctuations. However, these swap agreements will not protect us from all interest rate risks. In some circumstances, if interest rates rise, we would have payment obligations under our interest rate swap agreements, and these payments may exceed the interest we earn on deposited funds. Any payment obligation under our swap agreements could harm our results of operations. If we default under our swap agreements, the default could result in acceleration and setoff by the bank of all outstanding contracts under the swap agreements and could result in cross-defaults of other debt agreements. Additionally, if the party to our swap agreements fails to meet the terms of its obligations under our executed swap agreements, all amounts hedged under the swap agreements would then be subject to market interest rate fluctuation and the swap agreements could become ineffective. In the future, we may increase or reduce the level of funds hedged with interest rate swap agreements. If we do decrease our level of investments covered under interest rate swap agreements, we could be subject to greater interest rate fluctuations. Any of these consequences could harm our business and financial condition.

      Our operating results have fluctuated, and will continue to fluctuate, from quarter to quarter, and negative fluctuations could materially lower the price of our common stock. Our quarterly operating results have fluctuated in the past and will continue to fluctuate in the future depending on a variety of factors, including the following:

•	interest rates;

•	a reduction in the number of employees of our clients;

•	the decision of one or more clients to delay or cancel implementation or ongoing services;

•	the number and size of new clients starting services;

•	seasonality;

•	our ability to timely design, develop, introduce and implement services and features for new and existing services;

•	services offerings provided by competitors:

•	costs associated with strategic acquisitions and alliances or investments in technology;

•	the success of strategic acquisitions, alliances or investments;

•	costs to transition to new technologies;

•	expenses incurred for geographic expansion;

•	risks associated with the administration of third-party funds for our payroll tax and benefits administration services;

•	price competition; and

•	general economic factors.

      A substantial majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, we may not be able to timely cut costs in response to any decrease in revenue. For example, any decision by a client to delay or cancel our services, or our under-utilization of personnel, may cause significant variations in operating results and could result in additional losses for the applicable quarters. Additionally, as we secure larger clients, the time and expense required to implement our services increases, which could contribute to larger fluctuations in results of operations.

      The general condition of the United States economy and the current weakness in the economy has and will continue to affect our business. These effects have taken the forms of declines in interest rates, client staff reductions, strikes, and acquisitions of our clients by other companies, among others. In addition, potential clients and existing clients are also less likely to switch service providers and in some cases are delaying or postponing purchasing decisions. These factors could result in the reduction of the aggregate amount of payroll that we process and the amount of interest that we earn on such funds. In addition, the general condition of the United States economy is affected by social, political and military conditions, including terrorist threats and acts and any response by the United States to such threats and acts. Our future revenue and results of operations may vary substantially. In some future quarter our results of operations could be below the expectations of public market analysts and investors, which could cause the market price of our common stock to decrease dramatically.

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

      We incur substantial costs investing in new technologies but may fail to successfully introduce new offerings. We will incur substantial costs in developing or acquiring new technologies and in deploying new services and features to our clients. These costs include costs associated with acquiring in-process technology and amortization expenses related to intangible assets and costs of additional personnel. If we cannot develop or acquire and successfully introduce new services and new features of existing services in a cost-effective manner, our business will suffer. We have spent and will continue to spend significant time and money in the development of our next generation core payroll processing system, GOLDEN GATE, and in the development and staffing of our outsourced employee administrative services offering, Comprehensive Outsourcing. We may not successfully develop this service or the underlying system on a timely basis. Even if successfully developed, our ability to realize profits from these investments still depend on our ability to acquire and retain a critical number of clients. We only recently began offering Comprehensive Outsourcing to clients and have minimal experience in selling, implementing and providing the related services. Our inability to successfully sell, implement or provide these and other new services on a timely basis to existing or potential clients could harm our growth strategy as well as our core operations.

      Failure to develop new services and enhancements to existing services may render our offerings obsolete and harm our business. Our industry involves increasingly sophisticated and varied needs of clients, frequent new service and feature introductions and emerging industry standards. The introduction of services with new technologies and the emergence of new industry standards and practices can render existing services obsolete and unmarketable. Our future success will depend in part on our ability to develop or acquire advanced technologies and enhance our existing services with new features. We will also need to add new services that address the changing needs of our clients and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. If we cannot meet these needs in a timely manner, our business will suffer. In addition, several of our competitors invest substantially greater amounts in research and development than we do, which may allow them to introduce new services or features before we do and therefore capture additional market share.

      Our revenue and expenses vary seasonally, and our stock price may fluctuate correspondingly. We face significant seasonality in our industry. Our revenue has fluctuated dramatically from quarter to quarter. We realize the largest percentage of annual revenue in our third and fourth fiscal quarters, primarily due to new clients beginning services in the beginning of the tax year (our third fiscal quarter) and higher interest income earned on higher amounts of payroll tax funds invested. Our operating expenses typically are higher as a percentage of revenue in the first and second fiscal quarters. This results partly from our increasing personnel to acquire new clients and to implement and provide services to these new clients, particularly a large percentage of new clients that begin services in the third quarter. Seasonal fluctuation in our revenue and expenses, especially unexpected fluctuation, could cause volatility or a decrease in the price of our common stock.

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

      Our success depends on our ability to compete effectively in the marketplace. The market for our services is intensely competitive. It is also subject to change and affected by new service and technology introductions and other market activities of industry participants. In payroll processing and tax filing, we primarily compete with several public and private service providers such as Automatic Data Processing, Inc. and Ceridian Corporation. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than we do. In addition, some of these companies offer more services or features than we do and have processing facilities located throughout the United States. We also compete with in-house employee services departments and, to a lesser extent, banks and local payroll companies. With respect to benefits administration services, we compete with insurance companies, benefits consultants and other local benefits outsourcing companies. We may also compete with companies that market related products and services that may offer payroll or administrative services in the future. We have experienced, and expect to continue to experience, competition from new entrants into our markets. Increased competition from these and other competitors will result in pricing pressures, loss of market share or loss of clients, any of which could harm our business. We believe the principal competitive factors affecting our market include the following:

•	system functionality and performance;

•	system and service flexibility;

•	breadth of service offering;

•	client service;

•	reputation and experience; and

•	service cost.

      Our inability to compete successfully will harm our business and results of operations. Additionally, a significant portion of our historic revenue growth resulted from new client acquisition. A majority of our new clients have historically come from our competitors. If we would have to rely more on clients that are moving from in-house operations to outsourcing, this could change our sales timeframe and our customer acquisition costs.

      Our success depends on our ability to manage growing and changing operations. Our growth strategy has focused on serving large employers that have more than 1,000 employees. These employers are sophisticated and have complex needs. As our business has grown significantly in size and complexity over the past five years, the growth has placed, and will continue to place, significant demands on our management, systems, internal controls and financial and physical resources as we must expand them to handle the substantially increased volume and complexity of the services we provide to large employers. We also plan to continue spending on research and development, invest in new equipment and make other capital expenditures. In addition, we expect that we will need to further develop our financial and managerial controls, reporting systems and procedures to accommodate future growth. Our failure to expand successfully in any of these areas in an efficient manner would harm our business.

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

      We may make errors and omissions in performing our services, which could subject us to fines and harm our reputation. We have made errors and omissions in the past and may make errors and omissions in performing our services. For example, we may underpay taxes on behalf of our clients, or we may file benefits plan forms late. In addition to client liability, governmental authorities may impose large cash penalties on our errors and omissions and may preclude us from doing business in the relevant jurisdiction. These errors and omissions are often not identified for several years following the provision of the services, and there may be a significant delay between the time an error or omission occurs and when a penalty is imposed. To date, penalties have not been significant. However, liabilities associated with penalties for errors and omissions that occurred in the past and those that may occur in the future could harm our business and results of operations. Our reserves or insurance for any penalties may not adequately protect us. Errors and omissions may also damage our reputation and could harm our relationships with existing clients and our ability to gain new clients.

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

      We may need to raise additional capital that might not be available and, if it is, may cause our stockholders to experience dilution. We may choose to raise additional capital to fund our investments and/or operations through public or private equity or debt financing. We cannot assure you that additional financing will be available if needed on acceptable terms, or at all. If additional capital is needed and not available, we may need to change our business strategy or reduce our operations. If we raise additional funds by issuing equity securities, our stockholders will experience dilution.

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

      Our stock price has fluctuated and is likely to continue to fluctuate. The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate in response to various factors, including the following:

•	quarterly variations in operating results;

•	announcements of technological innovations or new services by us or our competitors;

•	market conditions in the information services industry;

•	trading volume of our common stock, including transactions by our large institutional stockholders;

•	changes in securities analysts’ estimates of our financial performance and that of our competitors; and

•	changes in our competitors’ stock prices.

      Many of these factors are outside our control. We have filed a registration statement to cover the resale of shares sold in our private placement. Our stock price will likely decrease if any of the selling stockholders or their transferees sell a significant number of shares covered by the registration statement. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology and services companies. These fluctuations are sometimes unrelated to the operating performance of these companies. The market price of our common stock could decline as a result of these broad market fluctuations.

      A handful of our stockholders have significant control over our company, and their interests may differ from yours. As of March 31, 2002, our directors, executive officers, and affiliated stockholders together controlled approximately 32% of our voting stock. If these stockholders acted or voted together, they would have the power to exercise a significant influence over the election of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of the stockholders. Furthermore, the interests of these stockholders may not always coincide with the interests of our company or other stockholders.

      Holders of our preferred stock have rights senior to holders of our common stock, including the right to receive dividends that will dilute the ownership of holders of common stock. In August 2000, we sold 1,132,075 shares of Preferred Stock to entities affiliated with General Atlantic Partners, LLC. In the event of a merger or acquisition, the holders of the Preferred Stock will receive $26.50 per share before any amounts may be paid to holders of our common stock. The holders of the Preferred Stock also will receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. At March 31, 2002 there were 115,229 additional shares of Preferred Stock accrued as dividends distributable. Therefore, the longer our Preferred Stock is outstanding, the more dilution the holders of our common stock will experience.

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

      We recently adopted a preferred stock rights plan, which has anti-takeover effects. We have adopted a preferred stock rights plan. The plan has the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The existence of the plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We invest funds from collected but unremitted payroll tax funds. In FY2002, we held certain derivative-based products to mitigate interest rate fluctuation risk. In FY2000, FY2001, and FY2002, we entered into various interest rate swap agreements with a financial institution. The purpose of these agreements is to convert a portion of the interest we earn from collected but unremitted payroll tax funds from a variable to a fixed rate basis. We typically enter into hedge instruments with stated amounts that cover the majority of our average daily balance of the funds invested. Based on our derivative positions at March 31, 2002, we reported a net asset of $15.3 million for the fair value of our derivative portfolio and a corresponding offset in other comprehensive income. In FY2002, the fair value of our derivative based products increased as a result of the downward trend in interest rates throughout the year.

      The collateral exposure associated with our various interest rate swap agreements are limited by interest rate caps we hold. As of March 31, 2002, we held two interest rate cap agreements with expiration dates of April 2002 and January 2003, both with cap rates of 8.0%. The aggregate fair value of these cap agreements at March 31, 2002 was immaterial.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      There are no material pending legal proceedings.

Item 2.     Changes in Securities

      On December 20, 2001, we announced a private placement of shares of common stock to existing investors, to be completed in two closings. In the first closing that took place on December 20, 2001, we sold 2,400,000 shares of our common stock at a price of $15.00 per share. In the second closing that took place on February 6, 2002, entities affiliated with General Atlantic Partners, LLC purchased 1,333,334 shares of our common stock at $15.00 per share. Such shares were not registered under the Securities Act of 1933, as amended, and such issuance was deemed to be exempt from registration in reliance on Regulation D under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. On January 11, 2002, we filed a registration statement with the Securities and Exchange Commission that covers the resale of 3,733,334 shares sold in the private placement. The registration statement has not yet been declared effective.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

      None.

      (b) Reports on Form 8-K.

      On January 7, 2002, we filed a report on Form 8-K to announce a private placement of shares of common stock to investors, to be completed in two closings. In the first closing that took place on December 20, 2001, the Company sold 2,400,000 shares of the Company’s common stock at a price of $15.00 per share. In the second closing, entities affiliated with General Atlantic Partners, LLC committed to purchase, subject to receipt of regulatory clearance from The Nasdaq Stock Market, 1,333,334 shares of the Company’s common stock at $15.00 per share.

      On February 19, 2002 we filed an amended Form 8-K to revise our January 7, 2002 Form 8-K filing. This filing reiterated details of the first closing as described below and included the following detailed information related to the second closing. In the second closing, which took place on February 6, 2002, entities affiliated with General Atlantic Partners, LLC purchased 1,333,334 shares of the Company’s common stock at $15.00 per share for aggregate proceeds of $20 million.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROBUSINESS SERVICES, INC.
(Registrant)

/s/ THOMAS H. SINTON

President and Chief Executive Officer

/s/ STEVEN E. KLEI

Executive Vice President, Finance and
Chief Financial Officer and Secretary

Dated: May 13, 2002