Form 10-K
period 2002-06-30
PROBUSINESS SERVICES INC
filed 2002-09-30
CIK 1028751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

For the fiscal year ended June 30, 2002

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

Common Stock, $.001 par value
Preferred Stock Purchase Rights, $.001 par value
(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $155 million as of August 31, 2002 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date.

      As of August 31, 2002, there were 28,400,330 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for Registrant’s 2002 Annual Meeting of Stockholders to be held December 6, 2002 are incorporated by reference into Part III.

PROBUSINESS SERVICES, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

PROBUSINESS SERVICES, INC.

PART I

      This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those set forth herein under “Additional Factors That May Affect Future Results.” We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

Item 1.     Business

Overview

      We are a leading provider of comprehensive administrative outsourced services to large employers nationwide, providing solutions that include corporate employee payroll processing, payroll tax filing and other critical human resources, or HR, and benefits functions. Our comprehensive and integrated outsourced payroll processing and tax filing solution has expanded to include a multitude of other similarly integrated products including payroll administration, HR Service and benefits administration, including the enrollment and processing of flexible benefits plans and COBRA benefits, and Web self-service solutions for employers which allow employees to access personal information and perform routine administrative tasks online such as viewing current and historical paychecks, changing a direct deposit authorization and verifying paid time off balances. These services are combined into a technology platform combining sophisticated transaction processing and Internet-enabled workstations to form a comprehensive HR outsourcing product. We derive our revenue from fees charged to clients for services and from interest income earned from investing payroll tax funds.

      As a leading provider of comprehensive payroll processing and tax filing services, during FY2002, we processed over 40.2 million paychecks for employees, filed over 4.2 million Form W-2s with the Internal Revenue Service and managed approximately $900 million in average daily balances from client payroll tax funds invested. Our services and technology platform are integrated with the client’s existing in-house and third-party processing systems, thereby performing one or more of the client’s HR administrative functions and creating what we believe to be a highly differentiated and client-driven solution. This allows our clients to streamline their administrative processes, including the elimination of complex and costly functions, while ensuring the use of industry-wide best practices. By leveraging our significant scale, experience and depth of cross-functional skills, our clients achieve higher levels of service and efficiency.

      Our growth strategy focuses primarily on serving the large employer segment of the market, which we define as organizations with more than 1,000 employees. We estimate that approximately two-thirds of this market continues to process their payroll internally. As companies recognize the cost and service benefits of outsourcing these functions, the continued penetration of this market represents a significant opportunity for us. We believe that our business model, which requires upfront investment in client acquisition costs to develop long-term client relationships with large employers, allows us to establish highly integrated, tailored and long-term client solutions which result in substantial recurring revenue streams which yield significant returns on this investment over time.

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

      In addition to payroll processing and payroll tax filing, other employee-related administrative functions such as benefits administration including health and welfare administration, Web-enabled solutions and HR management services have similarly become increasingly complex and difficult for employers to manage effectively. As a result, and in large part due to the success employers experienced with payroll based outsourcing solutions, companies have begun to shift from outsourcing of discrete functions to comprehensive HR solutions that are integrated into a single technology platform. A common technology platform permits companies to leverage data elements that are common to payroll processing, payroll tax filing, benefits administration and other HR operations.

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

Our Solution and Competitive Strengths

      We offer our large employer target market a comprehensive and integrated suite of HR outsourcing services which we believe adds significant long-term value to our clients. We have built upon our position as a leading provider of payroll processing and tax filing services to expand the breadth of services offered. We accomplish this with a proprietary technology platform that integrates with client’s existing in-house and third-party processing systems. We believe our focus on premier levels of client service, our proprietary technology and suite of service offerings, together with the following competitive strengths, distinguishes us in the marketplace.

      Premier Client Service Organization. We believe that our focus on providing high-quality, responsive and professional client service is a major competitive advantage and one of our clear differentiators in the marketplace. We deliver superior client service by striving to establish a long-term business partnership with each client. With a low client-to-account manager ratio, we assign each client a personal account manager who manages the account and marshals the resources of a strategic team of specialists to meet the client’s specific needs. Additionally, we have built high-quality service features into our technology platform such as providing redundant client site data access, mirror-image customer service terminal technology and automated processes enabling our professionals to monitor client issues to ensure consistent services. Additionally, we promote our client service culture through incentive compensation and recognition of achievements that are based on providing high-quality service to clients. This service culture translates into operational excellence, as evidenced by what we believe to be an industry-leading client retention rate of approximately 90% for each of the last six years.

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

      Proven Track Record. We are a leading provider of payroll processing and payroll tax filing services. For FY2002, we processed over 40.2 million paychecks for employees, filed over 4.2 million Form W-2s with the Internal Revenue Service and managed approximately $900 million in average daily balances from client payroll tax funds invested. As of June 30, 2002, we had approximately 760 payroll and tax clients, together representing approximately 4.8 million employees. We intend to continue to build upon both our significant presence in the large employer market and our existing client base in an effort to improve our competitive position, as well as to increase our financial and operational scale and cross-selling opportunities. Given the critical nature of their HR services, companies in our target market are more likely to select an outsourcing partner that is service oriented and has demonstrated its ability to reliably deliver accurate and high quality services.

      Value-Added Solution. We deliver value to our clients by designing a comprehensive suite of services that improve the efficiency of the client’s HR administration. A significant amount of the value of our services is derived from helping our clients to streamline organizational processes and implement best practices, which typically lead to significant cost savings, establishing the foundation upon which we may provide additional services in the future. To accomplish this, we identify and build industry-wide best practices into our systems and provide expert consultation during the sales and implementation process to facilitate integration of our technology with a client’s legacy systems. We expect to add functionality to our existing service offerings and to develop, acquire or partner with other companies to increase the breadth of services offered in the future. This may include the acquisition of technologies that complement our existing offerings and add new best-in-class features to our suite of products to provide our clients with greater flexibility to select the services that address their individual needs.

      Success in Serving a Substantial and Diverse Client Base of Large Employers. We have over 10 years of in-depth experience delivering our proven solutions to large employers, which we define as organizations with over 1,000 employees, and have developed a suite of services specifically designed to satisfy their unique needs. As of June 30, 2002, we provided services to over 10% of the Fortune 1000 companies, spanning a wide variety of business segments and resulting in a significant recurring revenue stream from established clients. For the year ended June 30, 2002, no single client represented more than 3% of our revenues.

      Experienced, Highly Motivated Workforce and Management Team. We believe that our highly skilled, diverse and well-trained workforce is one of our greatest assets. We strive to develop leadership and client service excellence at all levels of our organization. We seek to hire individuals with significant industry experience, whether these hires are account managers, research and development personnel or integration professionals. Our officers and directors maintain a significant ownership stake in our company that, as of June 30, 2002, was approximately 32%, including ownership by General Atlantic Partners, LLC (“GAP”). In addition, almost all of our employees have an ownership interest in the company via option grants and/or participation in our employee stock purchase plan. We believe that these equity stakes significantly contribute to our ability to provide what we believe to be the highest level of client service in the industry.

Service Offerings

      We have over 10 years of in-depth experience serving large employers and have developed a suite of services specifically designed to satisfy their unique needs. We provide a broad range of employee administrative services, including:

•	payroll processing;

•	payroll tax filing;

•	benefits administration services;

•	Comprehensive Outsourcing;

•	human resource services; and

•	Web self-service solutions.

      We intend to develop enhancements to our existing services internally. We also intend to expand our service offerings through future acquisitions, alliances and investments.

      Payroll Processing. We process time and attendance data to calculate and produce employee paychecks, direct deposits and reports for our clients. Our clients receive paychecks and reports within approximately 24 to 48 hours of our receipt of their electronically submitted data. Our system is highly configurable to meet the specialized and, often times, complex needs of large employers, yet maintains the ability to provide high-volume processing. The system integrates easily with the client’s general ledger, HR, and time and attendance systems. In addition, we offer many sophisticated features, including the automatic enrollment and tracking of paid time off, and integrated garnishment processing.

      Payroll Tax Filing. We calculate and collect contributed employer and employee payroll tax funds from clients and deposit such funds with the appropriate tax authorities when due. We also file all payroll tax returns and represent the client before tax authorities in disputes or inquiries. The majority of our existing payroll clients utilize our payroll tax service.

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

      Human Resource Services. Our HR service offering tracks and reports general employee information, including compensation, benefits, skills, performance, training, job titles and medical history. For clients who also use our payroll service, the HR data can be transferred to the payroll services system to eliminate the need for duplicate data entry.

      Web Self-Service Solutions. Our self-service solutions provide employers with a complete range of employee relationship management applications. Employers have a Web tool, which not only facilitates HR and payroll processes, but also allows employees to utilize self-directed administration services.

Technology

      We differentiate ourselves through our proprietary technology platform. This platform integrates substantially all technologies required to deliver high-quality employee services to clients at low transaction costs. It is highly scaleable, configurable and designed to combine multiple service offerings onto a platform that integrates into the clients’ other systems. This platform reduces errors speeds development of add-on services, improves timeliness of issue resolution and significantly reduces processing and servicing costs. Our technology is applicable across all of our service offerings and consists of five layers that provide services across all administrative processes:

•	Applications — payroll, tax, HR management systems and benefits;

•	Production — high-speed data processing, printing and finishing systems;

•	Internet — employee and administrator self-service integrated into the platform;

•	Service — integrated client relationship management, knowledge-base, imaging, interactive voice response and telephony systems; and

•	Information Technology — integrated data center services (such as database hosting, maintenance and backup), Web hosting, security and business interruption services.

      These layers constitute an integrated data processing system that is highly flexible, reliable and serviceable. The platform eliminates data duplication, reduces system latency, reduces steps and errors, improves reliability, and provides integrated end-to-end process outsourcing.

      To build the layers, we utilize industry-standard technologies that are highly scalable and redundant. Client data is stored on a high-availability storage area network comprised of multiple logical servers on a high-speed Nortel and Cisco network. Processing services are provided by an array of inexpensive microprocessors, which are easily extensible and highly redundant. Service technologies include third-party technologies from Siebel, FileNet, Genesys, Periphonics, and Nortel. We build proprietary integrated application technologies, including payroll processing, payroll tax filing and benefits administration, and our own Internet self-service and portal technologies.

      Our focus is on an integrated data processing system that assures data flows easily across applications, between clients and our company, and to and from third-party systems. This enables us to provide high levels of service to clients, because both clients and our service providers work with the same data and applications. This flexible technology platform allows us to integrate technology, process and service into end-to-end process outsourcing solutions for clients, allowing us to achieve higher levels of efficiency, and provide higher levels of service to clients.

      We invested $28.3 million and $24.0 million on research and development activities during fiscal years 2002 and 2001, respectively, which includes capitalized software development costs.

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

Clients

      We target large companies with complex and changing business needs in diverse industries. As of June 30, 2002, we provided payroll services to over 600 clients, who had an aggregate of approximately 1.5 million active employees and an average of approximately 2,400 employees. As of June 30, 2002, we provided payroll tax filing services to approximately 160 clients with an aggregate of more than 3.3 million employees and an average of more than 20,000 employees.

      We have maintained what we believe to be an industry-leading client retention rate of approximately 90% for each of the last six years. We believe that our low client-to-account manager ratio and our focus on client service are key factors in enabling us to achieve a high payroll client retention rate. Our client retention rates have been and will continue to be negatively impacted by clients ceasing to use our services following a merger or sale of the client. We generally execute multi-year contracts that contain penalties for early termination.

Sales and Marketing

      We employ a direct sales force to gain new clients and to increase the number of services provided to existing clients. We currently target large employers through direct marketing, trade shows and active participation in local chapters of the American Payroll Association. We use a team-selling approach in which sales analysts and sales representatives collaborate to assess a potential client’s needs and to develop a cost-effective solution. The payroll processing and tax filing sales cycle typically ranges from three to twelve months or longer.

      As part of our strategy to provide a comprehensive suite of employee administrative services, we have entered into strategic alliances with such industry leaders as Peoplesoft and SAP AG. These alliances enable us to provide connectivity between our payroll processing and payroll tax filing solution and our strategic partner’s HR application programs. We have also formed key alliances with Intuit, Inc., Sheakly UniService and SmartTime, to jointly provide services to clients.

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

      We believe that the principal competitive factors affecting our market include the following:

•	client service;

•	system and technology functionality and performance;

•	system and service flexibility;

•	breadth of service offering;

•	reputation and experience; and

•	service cost.

      If we are not able to compete favorably with respect to these factors, our business and results of operations will be harmed.

Proprietary Rights

      We rely on a combination of contract, copyright and trade secret laws to establish and protect our proprietary technology. We distribute our services under service agreements that grant clients licenses to use our services and that contain various provisions protecting our ownership and the confidentiality of the applicable technology. We generally enter into confidentiality agreements with our employees and confidentiality and/or service agreements with existing and potential clients. We also limit access to the distribution of our software, documentation and other proprietary information.

Employees

      As of June 30, 2002, we had approximately 1,200 full-time employees. We believe that relations with our employees are good.

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

      As of June 30, 2002, we had an accumulated deficit of $126.1 million. While our current target is to achieve breakeven financial results for FY2003 before accounting for preferred dividends, we may fail to achieve these financial results by such time and it is possible that we may never achieve or sustain profitability in the future. Failure to generate profit would harm our financial condition and results of operations.

      Investment risks could harm our business. We invest client deposits; including payroll tax funds transferred to us by our clients, in short-term, top-tier, high quality financial instruments. Among other instruments, we invest in overnight U.S. government direct and agency obligations, commercial paper and institutional money market funds. Interest income earned from the investment of client payroll tax funds represents a significant portion of our revenue. Our results of operations could be negatively impacted by any adverse changes to credit quality, market valuation, interest rates or average daily balances. The market value of an investment could be adversely impacted by any unfavorable changes in the credit quality of the instrument. Any other than temporary declines in payroll tax funds invested will be funded by corporate funds. We have historically entered into interest rate swap agreements on a portion of our client deposits to mitigate the impact of interest rate fluctuations on our interest income. These swaps provide us with a known and fixed interest rate on the estimated fixed average daily balance and in exchange we agree to pay a floating rate typically tied to short-term tier one commercial paper rates. However, these swap agreements will not protect us from all interest rate risks. If we did not accurately project the average daily balance for our client deposits and the notional value of the swap was greater than the actual average daily balances for the period, we may have a payment obligation in excess of amounts earned on those deposits invested and the hedge may be deemed ineffective. If the company fails to earn an amount equal to the short-term floating rate index on the investment portfolio, the company could have a payment obligation under the agreement. If we default under our swap agreements, the default could result in acceleration and setoff by the bank of all outstanding contracts under the swap agreements and could result in cross-defaults of other debt agreements. If the party to our swap agreements fails to meet the terms of its obligations under our executed swap agreements, all amounts hedged under the swap agreements would then be subject to market interest rate fluctuation and the swap agreements could become ineffective. In the future, we may increase or reduce the level of funds hedged with interest rate swap agreements. If we do decrease our level of investments covered under interest rate swap agreements, we could be subject to greater interest rate fluctuations. Any of these consequences could harm our business and financial condition.

      Our operating results have fluctuated, and will continue to fluctuate, from quarter to quarter, and negative fluctuations could materially lower the price of our common stock. Our quarterly operating results have fluctuated in the past and will continue to fluctuate in the future depending on a variety of factors, including the following:

•	interest rates;

•	a reduction in the number of employees of our clients;

•	the decision of one or more clients to delay or cancel implementation or ongoing services;

•	the number and size of new clients starting services;

•	seasonality;

•	average daily balance of funds invested;

•	our ability to timely design, develop, introduce and implement services and features for new and existing services;

•	services offerings provided by competitors:

•	costs associated with strategic acquisitions and alliances or investments in technology;

•	the success of strategic acquisitions, alliances or investments;

•	costs to transition to new technologies;

•	risks associated with the administration of third-party funds for our payroll tax and benefits administration services;

•	price competition; and

•	general economic factors.

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

      We need to incur substantial expenses to gain more clients and expand our offerings, but we may not realize profits from these expenses. Our ability to achieve profitability will depend in part upon our ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. Establishing new client relationships is a time-consuming and expensive process. It generally takes three to twelve months or longer, and implementing our services generally takes an additional three to nine months or longer. These sales cycles may lengthen if the economy continues to weaken. As we acquire each new client, we incur substantial client acquisition costs, which consist primarily of sales and implementation expenses. We incur these costs in advance of revenue, and we cannot guarantee how long it will take to fully recoup these costs. If we cannot maintain our historically high client retention rate, our return on customer acquisition cost will be significantly lower. As we expand our service offerings, we incur substantial operating costs associated with hiring the management and building the operational infrastructure. We may not realize profits from these investments, and failure to do so would harm our financial condition and results of operations.

      We incur substantial costs investing in new technologies but may fail to successfully introduce new offerings. We will incur substantial costs in developing or acquiring new technologies and in deploying new services and features to our clients. If we cannot develop or acquire, integrate and successfully introduce new services and new features of existing services in a cost-effective manner, our business will suffer. We have spent and will continue to spend significant time and money in the development of our next generation core processing system, Golden GateTM, and in the development and staffing of our outsourced employee administrative services offering, Comprehensive Outsourcing. We may not successfully deliver these services or the underlying system on a timely basis. Even if successfully developed, our ability to realize profits from these investments still depend on our ability to acquire and retain a critical number of clients. To the extent that any of these services or systems do not compare favorably with the offerings of our competitors or if they are introduced later than those of our competitors, they may not achieve market acceptance. Our inability to successfully develop, sell, implement or provide these and other new services on a timely basis to existing or potential clients could harm our growth strategy as well as our core operations. In combination with investing in new technologies, we capitalize those software development costs in accordance with SOP 98-1, “Accounting the Costs of Computer Software Developed or Obtained for Internal Use”. When we capitalize costs associated with new technologies and subsequent events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, we would sustain substantial write-offs. These write-offs could impact our financial results.

      In an effort to reduce our development costs we have begun to move some of our development efforts offshore. There are risks to working with a development company with development resources outside the U.S., including communication and management issues, political instability and natural disasters. In addition, some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Due to these and other factors, we cannot be certain that this strategy will be successful.

      Failure to develop new services and enhancements to existing services may render our offerings obsolete and harm our business. Our industry involves increasingly sophisticated and varied needs of clients, frequent new service and feature introductions and emerging industry standards. The introduction of services with new technologies and the emergence of new industry standards and practices can render existing services obsolete and unmarketable. Our services, particularly tax filing and benefits plan administration, depend upon government regulations that continually change. Failure to timely implement corresponding changes to our services and technology would harm our business and results of operations. Our future success will depend in part on our ability to develop or acquire advanced technologies which keep pace with competitive offerings and to enhance our existing services with new features. We will also need to add new services that address the changing needs of our clients and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. If we cannot meet these needs in a timely manner, our business will suffer. In addition, several of our competitors invest substantially greater amounts in research and development than we do, which may allow them to introduce new services or features before we do and therefore capture additional market share.

      Major catastrophes and other similar problems may cause us to lose client data and materially adversely interrupt our operations. We currently conduct substantially all of our payroll and payroll tax processing at our headquarters in Pleasanton, California. We divide the payroll printing and finishing between our Pleasanton and Irvine, California facilities. The Irvine facility serves as an alternative processing center and could provide backup payroll center functions. We conduct our Comprehensive Outsourcing operations in Bothell, Washington. We do not have a Comprehensive Outsourcing back-up facility. For each payroll client, we establish a complete set of payroll data at our Pleasanton processing center, and at the client’s site, as well as a secure offsite storage site. In the event of a disaster in Pleasanton, each client would have the ability to process payroll checks based on the data they have at their own site, if necessary. In addition, we have developed business continuity plans. Our disaster recovery procedures, however, may not be sufficient, and the payroll data recovered at the client site may not be sufficient to allow the client to calculate and produce payroll in a timely fashion.

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

      Our success depends on our ability to compete effectively in the marketplace. The market for our services is intensely competitive. It is also subject to change and affected by new service and technology introductions and other market activities of industry participants. In payroll processing and tax filing, we primarily compete with several public and private service providers such as Automatic Data Processing, Inc., Ceridian Corporation and in-house employee services departments. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than we do. In addition, some of these companies offer more services or features than we do and have processing facilities located throughout the United States. We believe the principal competitive factors affecting our market include the following:

•	client service;

•	system and technology functionality and performance;

•	system and service flexibility;

•	breadth of service offering;

•	reputation and experience; and

•	service cost.

      Our inability to compete successfully will harm our business and results of operations. Additionally, a significant portion of our historic revenue growth resulted from new client acquisition. A majority of our new clients have historically come from our competitors.

      Our success depends on our ability to manage growing and changing operations and failure to improve our systems to accommodate growth would harm our business. As our business has grown significantly in size and complexity over the past five years, the growth has placed, and will continue to place, significant demands on our management, systems, internal controls as we must expand them to handle the substantially increased volume and complexity of the services we provide to large employers. We also plan to continue spending on research and development, invest in new equipment and make other capital expenditures. Growth and expansion have placed and will continue to place a strain on our operating and financial systems. To accommodate the increased number of transactions and clients and the increased size of our operations, we need to continue to implement and improve our systems on a timely basis. In addition, we expect that we will need to further develop our financial and managerial controls, reporting systems and procedures to accommodate future growth. Our failure to expand successfully in any of these areas in an efficient manner would harm our business.

      We may make errors and omissions in performing our services, which could subject us to fines and harm our reputation. We have made errors and omissions in the past and may make errors and omissions in performing our services. For example, we may underpay taxes on behalf of our clients, or we may file benefits plan forms late. In addition to client liability, governmental authorities may impose large cash penalties on our errors and omissions and may preclude us from doing business in the relevant jurisdiction. These errors and omissions are often not identified for an extended period of time following the provision of the services, and there may be a significant delay between the time an error or omission occurs and when a penalty is imposed. To date, penalties have not been significant. However, liabilities associated with penalties for errors and omissions that occurred in the past and those that may occur in the future could harm our business and results of operations. Our reserves or insurance for any penalties may not adequately protect us. Errors and omissions may also damage our reputation and could harm our relationships with existing clients and our ability to gain new clients.

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

      We may not have taken all necessary steps to protect our intellectual property. Our success depends in part upon our proprietary software technology. We rely on a combination of contract, copyright and trade secret laws to establish and protect our proprietary technology. We have no patents, patent applications or registered copyrights. We distribute our services under agreements that grant clients the right to use our software and services and contain various provisions protecting our ownership and the confidentiality of the applicable technology. We generally enter into confidentiality agreements with our employees and confidentiality and/or license agreements with existing and potential clients. We also limit access to and distribution of our software, documentation and other proprietary information. The steps taken to protect our proprietary technology may not be adequate to deter misappropriation. Even if they are, third parties may develop similar or competing technologies independently.

      Our stock price has fluctuated and is likely to continue to fluctuate. The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate in response to various factors, including the following:

•	general economic conditions;

•	quarterly operating results against investor expectations;

•	changes in our competitors’ stock prices;

•	trading volume of our common stock, including transactions by our large institutional stockholders;

•	changes in securities analysts’ estimates of our financial performance and that of our competitors; and

•	announcements of technological innovations or new services by us or our competitors.

      Many of these factors are outside our control. These fluctuations are sometimes unrelated to our operating performance. The market price of our common stock could decline as a result of certain broad market fluctuations.

      A handful of our stockholders have significant control over our company, and their interests may differ from yours. As of June 30, 2002, our directors, executive officers, and affiliated stockholders together controlled approximately 32% of our voting stock. If these stockholders acted or voted together, they would have the power to exercise a significant influence over the election of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of the other stockholders. Furthermore, the interests of these stockholders may not always coincide with the interests of our company or other stockholders.

      Holders of our preferred stock have rights senior to holders of our common stock, including the right to receive dividends that will dilute the ownership of holders of common stock. In August 2000, we sold 1,132,075 shares of Preferred Stock to entities affiliated with General Atlantic Partners, LLC. In the event of a merger or acquisition, the holders of the Preferred Stock will receive $26.50 per share before any amounts may be paid to holders of our common stock. The holders of the Preferred Stock also will receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. At June 30, 2002 there were 136,450 additional shares of Preferred Stock accrued as dividends distributable. Therefore, the longer our Preferred Stock is outstanding, the more dilution the holders of our common stock will experience.

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

      We adopted a preferred stock rights plan, which has anti-takeover effects. We have adopted a preferred stock rights plan. The plan has the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The existence of the plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

Item 2.     Properties

      Our headquarters are located in Pleasanton, California and consist of approximately 205,000 square feet of office space leased through April 2015, and 29,000 square feet of office space leased through May 2011. Our Comprehensive Outsourcing and benefits administration operations center consists of approximately 45,000 square feet and is located in Bothell, Washington. We also maintain four additional sales and service satellite offices located in the United States. We believe our existing facilities adequately serve our current needs. We also believe we can lease additional facilities to meet future needs.

Item 3.     Legal Proceedings

      We face routine litigation incidental to our business. In the opinion of management, no current or pending lawsuits, either individually or in the aggregate, are likely to materially harm our financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) Our Common Stock is quoted on the Nasdaq National Market under the symbol “PRBZ.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices of our Common Stock as reported by the Nasdaq National Market.

	High	Low

FY2001:
First Quarter	$31.30	$17.25
Second Quarter	$35.69	$25.56
Third Quarter	$33.78	$20.06
Fourth Quarter	$26.55	$20.50
FY2002:
First Quarter	$29.57	$12.52
Second Quarter	$21.96	$14.22
Third Quarter	$23.00	$15.88
Fourth Quarter	$21.49	$12.50

      On August 8, 2002, there were 3,167 beneficial shareholders and 367 registered shareholders of record of our Common Stock. The last reported sale price per share of our Common Stock on September 18, 2002 on the Nasdaq National Market was $7.05.

      On August 1, 2000, we authorized, issued and sold 1,132,075 shares of 6.9% Redeemable Convertible Preferred Stock (“Preferred Stock”) to General Atlantic Partners, LLC (“GAP”) and certain affiliates of GAP at $26.50 per share and received approximately $30 million in consideration. On December 20, 2001 we issued and sold 2,400,000 shares of our common stock to private investors at $15.00 per share and raised net proceeds of approximately $32.4 million. On February 6, 2002 we issued and sold an additional 1,333,334 shares of our common stock to entities affiliated with General Atlantic Partners, LLC at $15.00 per share and raised net proceeds of approximately $18.8 million.

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

      The holders of Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. The payment of these stock dividends commenced on

October 1, 2000. We are obligated to declare these stock dividends quarterly on the first day of October, January, April and July.

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

Item 6.     Selected Financial Data

	Year Ended June 30,

	1998	1999	2000	2001	2002

Total revenue(1)	$46,534	$70,145	$104,072	$149,861	$168,640
Gross margin(2)	$24,915	$38,890	$61,175	$80,821	$94,083
Net loss(3)	$(9,840)	$(16,109)	$(13,917)	$(33,191)	$(27,459)
Net loss per share(4)	$(0.60)	$(0.77)	$(0.60)	$(1.45)	$(1.13)
Shares used in computing basic and diluted net loss per share(5)	16,535	21,033	23,229	23,840	26,212
Total assets	$377,475	$710,424	$1,182,221	$1,681,126	$1,916,530
Redeemable convertible preferred stock	$2,538	$—	$—	$31,246	$33,471

(1)	We changed our revenue recognition policy in the fourth quarter of FY 2001 based on guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Refer to our discussion of “Critical Accounting Policies and Estimates” for additional information about our revenue recognition policy.

(2)	Gross margin, a non-GAAP measure, is defined as total revenue less cost of providing services, which includes ongoing account management, tax and benefits administration operations and production costs and excludes depreciation and amortization and client acquisition costs.

(3)	For 1999 net loss includes a $3.5 million charge for merger related costs.

(4)	For 2001 net loss per share includes $0.02 resulting from a cumulative effect of change in accounting principle.

(5)	For 1998, share data is pro forma and amounts have been restated to reflect an acquisition.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The previous discussion and other sections of this Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those set forth herein under “Additional Factors That May Affect Future Results”. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

Overview

      We are a leading provider of comprehensive administrative outsourced services to large employers nationwide, providing solutions that include corporate employee payroll processing, payroll tax filing and other critical human resources, or HR, and benefits functions. Our comprehensive and integrated outsourced payroll processing and tax filing solution has expanded to include a multitude of other similarly integrated products including payroll administration, HR Service and benefits administration, including the enrollment and processing of flexible benefits plans and COBRA benefits, and Web self-service solutions for employers which allow employees to access personal information and perform routine administrative tasks online. These services are combined into a technology platform combining sophisticated transaction processing and Internet-enabled workstations to form a comprehensive HR outsourcing product. We derive our revenue from fees charged to clients for services and income earned from investing client payroll tax funds held.

      As a leading provider of comprehensive payroll processing and tax filing services, during FY2002, we processed 40.2 million paychecks for employees, filed over 4.2 million Form W-2s with the Internal Revenue Service and managed approximately $900 million in average daily balances from payroll tax funds invested. Our services and technology platform are integrated with the client’s existing in-house and third-party processing systems, thereby assuming one or more of the client’s HR administrative functions and creating what we believe to be a highly differentiated and client-driven solution. This allows our clients to streamline their administrative processes, including the elimination of complex and costly functions, while ensuring the use of industry-wide best practices. By leveraging our significant scale, experience and depth of cross-functional skills, our clients achieve higher levels of service and efficiency.

      We have implemented a strategy to achieve breakeven results for FY2003, before accounting for preferred dividends, in a challenging economy. Economic factors continue to negatively impact our revenue growth which include declining interest rates, reductions in our client base workforce, slower new client growth, and general U.S. economic conditions. Historically, we have had significant growth in new client revenue and correspondingly made significant investments in client acquisition costs. Our financial strategy to reaching breakeven in these economic conditions is to align our costs with our expected revenues, including a significant reduction in our investment in client acquisition costs. We anticipate our revenue growth rate in FY2003 to be less than FY2002. While our objective is to achieve breakeven results for FY2003, there can be no assurance that we will achieve these results by such time or at all.

      The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. We have experienced significant operating losses since our inception. As of June 30, 2002, we had an accumulated deficit of $126.1 million.

      Our cost of providing services consists primarily of ongoing account management, tax and benefits administration operations and production costs. General and administrative expenses consist primarily of costs for finance, information technology and corporate services. Research and development expenses consist primarily of personnel costs. Client acquisition costs consist of sales and implementation expenses. Depreciation and amortization expenses consist primarily of depreciation of fixed assets including depreciation associated with capitalized internal-use software development costs.

Results of Operations

      The following table sets forth certain items reflected in the consolidated statements of operations expressed as a percentage of revenue:

	Year Ended June 30,

	2000	2001	2002

Revenue:
Service fees	71.5%	70.0%	72.5%
Interest income from payroll tax funds invested	28.5%	30.0%	27.5%

Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of providing services	41.3%	46.1%	44.2%
General and administrative	13.3%	15.0%	15.2%
Research and development	10.7%	11.5%	12.7%
Client acquisition costs	40.6%	42.7%	33.8%
Depreciation and amortization	10.3%	9.1%	11.5%

Total operating expenses	116.2%	124.4%	117.4%

Loss from operations	(16.2)%	(24.4)%	(17.4)%
Interest expense	(0.5)%	(0.6)%	(0.5)%
Interest income and other, net	3.3%	2.6%	1.6%

Loss before cumulative effect of change in accounting principle	(13.4)%	(22.4)%	(16.3)%
Cumulative effect of change in accounting principle	—	0.3%	—

Net loss	(13.4)%	(22.1)%	(16.3)%

     Revenue

      Service fee revenue increased 16.6% in FY2002 and increased 40.9% in FY2001, primarily due to increases in the number and average size of our payroll and tax clients, partially offset by fewer employees on our clients’ payroll resulting from corporate layoffs. Interest income from payroll tax funds invested increased 3.1% in FY2002 and increased 51.6% in FY2001. Interest income from payroll tax funds invested decreased as a percentage of revenue in FY2002 primarily as a result of a reduction in our average interest rate earned primarily due to significant decreases in market interest rates compared with the same period of FY2001. Interest income from payroll tax funds invested increased in absolute dollars in FY2002 primarily due to higher average daily payroll tax funds invested, partially offset by decreases due to a reduction in our average interest rate earned. Although average interest rates declined 200 basis points year over year, our average interest rate earned on invested funds in FY2002 was above the current average market rate due to the interest rate swap agreements we held. If current market interest rate conditions remain unchanged our effective interest rates will decline in the future as our swap agreements expire. In FY2001, the year-over-year percentage increase was primarily due to higher average daily payroll tax funds invested. See “Item 7A — Quantitative and Qualitative Disclosures About Market Risk.”

     Cost of Providing Services

      Cost of providing services increased 8.0% in FY2002 and 60.9% in FY2001 and decreased as a percentage of total revenue to 44.2% in FY2002, compared with 46.1% in FY2001 and increased as a percentage of total revenue in FY2001 to 46.1% from 41.3% in FY2000. The decrease in FY2002 as a percentage of revenue is primarily due to the economies of scale and our expanded efforts company-wide to control costs. The increases in absolute dollars in FY2002 and FY2001 are primarily a result of increased personnel costs in operations and account management to service the increase in client base and the increased investment in our Comprehensive Outsourcing service offering. The increase in FY2001 as a percentage of revenue was due primarily to additional expenses incurred as a result of the investment made in our Comprehensive Outsourcing service offering.

     General and Administrative

      General and administrative expenses increased 14.3% in FY2002 and 62.2% in FY2001 and remained relatively unchanged as a percentage of total revenue at 15.2% in FY2002, compared with 15.0% in FY2001 and increased as a percentage of revenue to 15.0% in FY2001 from 13.3% in FY2000. Expenses as a percentage of revenue in FY2002 remained unchanged primarily as a result of continued efforts to leverage our existing resources while growing revenues, and to a lesser extent, our expanded efforts company-wide to control costs. The increases in absolute dollars in FY2002 and FY2001 were primarily attributable to increased investment in our information technology infrastructure, the hiring of additional management and administrative personnel to support our growth and our Comprehensive Outsourcing service offering. The increase as a percentage of revenue in FY2001 was due primarily to additional expenses incurred as a result of the investment made in our Comprehensive Outsourcing service offering.

     Research and Development

      Research and development expenses increased 24.2% in FY2002 and 54.0% in FY2001 and increased as a percentage of total revenue to 12.7% in FY2002 compared with 11.5% in FY2001 and 10.7% in FY2000. The increases in FY2002 and FY2001 were primarily a result of additional personnel working on numerous minor new features to our existing products and costs related to the development of minor enhancements, including software updates to comply with regulatory changes.

      At June 30, 2002, our significant software development projects in process were primarily related to developing additional software for our next generation core processing system, Golden GateTM, including an integrated benefits administration module and an integrated employee services portal as well as applications to support the implementation process. To a lesser extent, we are developing software for additional functionality associated with our existing core processing and payroll tax servicing systems. Capitalized internal-use software development costs were $7.0 million, $6.8 million and $6.5 million for FY2002, FY2001 and FY2000, respectively.

     Client Acquisition Costs

      Client acquisition costs decreased 10.9% in FY2002 and increased 51.5% in FY2001 and decreased as a percentage of total revenue to 33.8% in FY2002, compared to 42.7% in FY2001 and 40.6% in FY2000. The decrease as a percentage of revenue is primarily due to higher revenue, reduced capacity, our expanded efforts company-wide to control costs, and, to a lesser extent, an increase in direct costs capitalized associated with the deferral of one-time implementation revenue. The increase in absolute dollars and as a percentage of revenue in FY2001 was primarily due to the additional personnel costs associated with new product and services implementation, the additional investments made to expand the sales and services implementation capabilities for Comprehensive Outsourcing and, to a lesser extent, expenses related to marketing.

     Depreciation and Amortization

      Depreciation and amortization expense increased 41.8% in FY2002 and 27.6% in FY2001 and increased as a percentage of total revenue to 11.5% in FY2002, compared to 9.1% in FY2001 and 10.3% in FY2000. The increase in absolute dollars and as a percentage of revenue in FY2002 is primarily a result of an increase in depreciation of computer hardware and purchased software equipment and internal use software depreciation related to our next generation core processing system, Golden GateTM, and to a lesser extent, to our integrated employee services portal. The increase in absolute dollars FY2001 compared to FY2000 is primarily a result of an increase in depreciation of additional computer hardware and purchased software equipment that was placed in-service in FY2000.

      Depreciation of internal use software was $3.1 million, $0.5 million and $0.7 million for FY2002, FY2001 and FY2000 respectively. With respect to software products currently capitalized and ready for their intended use, we expect to depreciate approximately $4.3 million in FY2003.

      The following is a rollforward of the fixed asset accumulated depreciation amounts, including capitalized software, for the years ended June 30, 2001 and 2002 (in thousands):

Accumulated
Depreciation

Balance June 30, 2000	$24,607
Expensed during the year ended June 30, 2001	13,318
Disposal of fixed assets	(1,283)

Balance June 30, 2001	36,642
Expensed during the year ended June 30, 2002	19,037
Disposal of fixed assets	(1,205)

Balance June 30, 2002	$54,474

Interest Expense

      Interest expense remained relatively unchanged as a percentage of total revenue at 0.5% in FY2002 compared to 0.6% in FY2001 and 0.5% in FY2000.

Interest Income and Other, Net

      Interest income and other, net decreased as a percentage of total revenue to 1.6% in FY2002 compared to 2.6% in FY2001 and 3.3% in FY2000. Even though investment balances increased from FY2002 compared to FY2001, interest income decreased in absolute dollars and as a percentage of revenue due to significant declines in market interest rates.

Critical Accounting Policies and Estimates

      Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K discusses our significant accounting policies. The discussion and analysis of our financial condition and results of operations herein are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements in accordance with GAAP requires us to make estimates and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-lived assets, investments, allowance for doubtful accounts receivable, deferred revenue, tax penalties, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current facts and circumstances. Actual amounts and results may differ from these estimates made by management under different assumptions or conditions and our financial statements could be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed below.

      Long-Lived Assets. At June 30, 2002, the carrying value of our fixed assets, including capitalized software development costs, totaled $63.9 million and our intangible assets totaled $5.4 million. This carrying value reflects estimates, assumptions and judgments relative to capitalized costs, useful lives, utilization, and salvage values. We review the carrying value of our fixed assets and our intangible assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

      Fixed assets are stated at cost, net of accumulated depreciation and amortization. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the asset or the term of the lease.

      We capitalize software development costs in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), under which certain internal use software development costs incurred are capitalized and depreciated. We capitalize costs when both the preliminary project stage is completed and our management has authorized further funding for the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We depreciate the capitalized internal use software development costs using the straight-line method over the estimated useful life of the software which is generally between four and seven years. The carrying value of these assets on our balance sheet at June 30, 2002 was $24.6 million, which represents completed and in-process software development projects net of depreciation. We regularly perform an assessment of our ability to recover our investment in internal use software development costs invested.

      Intangible assets are carried at cost less accumulated amortization. Amortization is provided on a straight-line basis over the respective useful lives, which range from three to twenty years.

      Valuation of Financial Instruments. We enter into interest rate swap agreements which are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS No. 133, the increases and decreases in fair value of these instruments is included in comprehensive income/(loss) as reported on our Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholder’s Equity. Any ineffective portion of an instrument’s change in fair value will be immediately recognized in operating results for the period. We have historically entered into interest rate swap agreements to minimize the impact of interest rate fluctuations. However, these swap agreements will not protect us from all interest rate risks. Circumstances that could impact the effectiveness of this instrument are (1) the counter-party fails to meet the terms of the instrument; (2) changes in the correlation between the interest rate index and the interest rate earned on our portfolio; and (3) significant reductions in our projected balances of client funds deposited.

      Valuation of Investments. All of our investments, including payroll tax funds invested, are classified as available-for-sale and stated at their fair market values, which are determined based upon quoted market prices, where available. Unrealized gains and losses on available-for-sale securities are included in comprehensive income/(loss) as reported on our Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholder’s Equity and are included as a separate component of stockholders’ equity (deficit). Realized gains and losses on available-for-sale securities are determined based on the specific identification of the cost of securities sold. Interest income is recognized when earned. Realized gains and losses and interest income from payroll tax funds invested are included in revenue. Realized gains and losses and interest income from corporate investments are included in interest income and other net. If the net realizable value of our investments is determined to be less than historical cost, then we determine whether a decline in fair value below the cost basis is “other than temporary”. If the decline in fair value is judged to be other than temporary, we write down the cost basis of the individual security to fair value as a new cost basis and the amount of the write-down shall be included in earnings and accounted for as a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value. If borrowers fail to meet the terms of their obligation under these financial instruments, we would incur losses on these investments.

      Revenue Recognition. A majority of our revenues are attributable to fees for providing payroll, payroll tax filing and Comprehensive Outsourcing services, as well as, investment income and realized gains and losses on payroll tax funds invested.

      We enter into contractual arrangements to provide services with payroll, payroll tax filing and Comprehensive Outsourcing clients, which typically range from three to five years and provide for penalties in the case of early termination by the customer. We recognize service revenue in accordance with SAB 101 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) a fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of collectibility is based on our judgments regarding the collectibility of such fees. We make estimates for service credits and allowances on services related to fees charged in the same period as the related revenues are recorded and record an allowance for these amounts. These estimates are based on historical service credits, analysis of credit memo data and other known factors. If the historical data used to calculate these estimates do not properly reflect future credits, then a change in the allowances would be made in the period in which such a determination is made with an offset to revenues. In addition, we make judgments on our ability to collect outstanding receivables and provide an allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, analysis is performed based upon historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

      Interest income on collected but unremitted funds held for clients are recognized in revenue as earned.

      Effective July 1, 2000, we adopted the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). As a result, we changed our accounting to recognize revenue from non-refundable, upfront fees for implementation services, ratably beginning after implementation over the expected contractual term using the straight-line method. Additionally, we now treat the direct costs of implementation as deferred charges that are amortized as client acquisition costs using the straight-line method over the term of the client contract. We defer direct implementation costs including costs in excess of deferred revenue, which are determined to be contractually recoverable. Recoverability of deferred costs in excess of deferred revenue is reasonably assured primarily as a result of penalties assessed for early termination in the customer’s contract combined with the gross margin we realize on our ongoing services rendered.

      Accrual for Tax Penalties. We have established an estimated liability for known and potential errors and omissions in performing our services related to our payroll tax filing services that could result in additional payments to various third parties for tax liabilities, penalties and interest. This amount was estimated based upon a percent of total client funds managed combined with specific probable settlements.

      Deferred Income Taxes. As more fully described in Notes 1 and 7 to our Consolidated Financial Statements, we account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through sales of equity securities. On December 20, 2001 we issued and sold 2,400,000 shares of our common stock to private investors at $15.00 per share and raised net proceeds of approximately $32.4 million. On February 6, 2002 we issued and sold an additional 1,333,334 shares of our common stock to entities affiliated with General Atlantic Partners, LLC at $15.00 per share and raised net proceeds of approximately $18.8 million.

      The following table highlights liquid assets held for company use as of June 30, 2002 (in thousands):

Amortized
Principal
Amount

Cash, cash equivalents	$12,996
Short-term investments (91 days-1 year)	47,023
Long-term investments (1-2 years)	33,217

Total cash, cash equivalents and investments	$93,236

      At June 30, 2002, we had $93.2 million of cash and liquid investments, as well as a $30.0 million secured revolving line of credit, which expires on January 31, 2005. At June 30, 2002, we had no outstanding borrowings under the line of credit. (See Note 4 of Notes to Consolidated Financial Statements.)

      The following table summarizes changes in cash flow for the years ended June 30, 2001 and 2002 (in thousands):

	Year Ended June 30,

	2000	Change	2001	Change	2002

Working Capital	$40,179	$2,412	$42,591	$10,863	$53,454
Cash, cash equivalents and short-term investments	$40,921	$14,874	$55,795	$4,224	$60,019
Cash used in operating activities	$(6,475)	$3,931	$(2,544)	$(4,206)	$(6,750)
Cash used in investing activities	$(40,912)	$1,590	$(39,322)	$(28,758)	$(68,080)
Cash provided by financing activities	$1,397	$41,577	$42,974	$16,159	$59,133

      Net cash used in operating activities increased $4.2 million in FY2002 when compared to FY2001 and decreased $3.9 million in FY2001 when compared to FY2000. The increase in net cash used in operating activities in FY2002 compared to FY2001 was primarily due to a reduction of expense accruals of $13.3 million associated with bonuses, tax penalties, payroll taxes payable and other miscellaneous operating expenses, partially offset by a decline in net losses of $5.7 million and increased depreciation and amortization expense of $5.7 due to additional fixed assets placed in service in FY2002. The decrease in net cash used in operating activities in FY2001 compared to FY2000 was primarily the result of increases in accrued liabilities, depreciation and amortization and a decrease in net accounts receivable, partially offset by an increase in net loss and a decrease in deferred revenue.

      Net cash used in operating activities for the FY2002 was $6.8 million and the amount of cash and cash equivalents, short-term and long-term investments on hand at June 30, 2002 were $93.2 million. As our business is seasonal, we typically experience a use of cash in operations in the first two quarters of our fiscal year resulting from lower cash balances on deposit from payroll tax funds invested. We typically pay employee annual incentive compensation in the first quarter of our fiscal year. We typically generate cash from operations in the third quarter due to interest income received from higher cash balances on deposit from payroll tax funds invested and cash received from calendar year-end invoicing, with our fourth quarter in general being a break-even quarter from a cash flow perspective. We expect this trend of cash used in operating activities to continue. (See “Additional Factors That May Affect Future Results”)

      Net cash used in investing activities was $68.1 million, $39.3 million and $40.9 million for FY2002, FY2001 and FY2000, respectively. The increase of $28.8 million in net cash used in investing activities in FY2002 compared to FY2001 is primarily a result of an increase in net investment activity of $34.8 million, partially offset by a decrease of $6.0 million in capital expenditures for fixed assets. The increase in investments is primarily a result of additional cash received in FY2002 from issuance of common stock in a private placement. The decrease of $1.6 million in net cash used in investing activities in FY2001 compared to FY2000 is primarily a result of a decrease in net investments of $0.5 million and a decrease of $1.1 million in capital expenditures for fixed assets.

      Net cash provided by financing activities was $59.1 million, $43.0 million, and $1.4 million for FY2002, FY2001 and FY2000, respectively. Net cash provided by financing activities for FY2002 related primarily to $57.9 million of net proceeds from the issuance of common stock in a private placement and issuance of common stock related to the employee stock purchase plan and the exercise of employee stock options. Net cash provided by financing activities for FY2001 related primarily to $29.8 million of net proceeds from the issuance of redeemable convertible preferred stock and issuance of common stock related to the employee stock purchase plan and the exercise of employee stock options and the release of the $4.6 million restricted cash balance.

      We believe that existing cash and cash equivalent balances, short-term and long-term investments and amounts available under our credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies. We may also sell additional equity or debt securities or obtain additional credit facilities.

Contractual Obligations

      Our contractual obligations at June 30, 2002, are summarized as follows (in thousands):

	Payments Due by Period

			FY2004-	FY2007-
		FY2003	FY2006	FY2008	After
	Total	Commitments	Commitments	Commitments	FY2008

Note Payable	$1,288	$466	$822	$—	$—
Capital lease obligations	132	132	—	—	—
Operating leases	72,364	6,718	19,782	12,779	33,085

Total Contractual Obligations	$73,784	$7,316	$20,604	$12,779	$33,085

      We lease our facilities and various equipment under non-cancelable operating leases, which expire at various dates through 2011. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain renewal options and provisions adjusting the lease payments based upon changes in operating costs or in fixed increments. Rent expense is reflected on a straight-line basis over the terms of the related leases. We are also obligated under capital equipment leases, which expire at various dates through 2003.

      We have committed to utilize $3.5 million of software development services with a company providing onshore and offshore development services. These services commenced on July 1, 2002. We have no other significant commitments or obligations other than those described in the analysis above. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor have we any commitment or intent to provide additional funding to any such entity.

Other Balance Sheet Items

      Prepaid expenses and other current assets were $22.7 million at June 30, 2002 compared to $12.6 million at June 30, 2001. The primary reason for this increase was an increase in the fair market value of our short-term derivatives and, to a lesser extent, an increase in interest receivable.

New Accounting Pronouncement

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We adopted SFAS No. 142 on July 1, 2002, and we believe SFAS Nos. 141 and 142 will not have a material impact on our consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. We adopted SFAS No. 144 on July 1, 2002, and we believe that SFAS No. 144 will not have a material impact on our consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between FAS 146 and EITF 94-3 relates to FAS 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. FAS 146 is applied prospectively upon adoption and is not anticipated to have a material impact on our current financial position or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We invest funds from collected but unremitted payroll tax funds. In FY2002, we held certain derivative-based products to mitigate interest rate fluctuation risk. In FY2000, 2001 and 2002, we entered into various interest rate swap agreements with a financial institution. The purpose of these agreements is to convert a portion of the interest we earn from collected but unremitted payroll tax funds from a variable to a fixed rate basis. We typically enter into hedge instruments with notional amounts that cover the majority of our average daily balance of the funds invested. As a result of the current interest rate environment, we may not continue to enter into swap agreements for a majority of these funds and will be subject to interest rate fluctuations. Based on our derivative positions at June 30, 2002, we reported a net asset of $19.2 million for the fair value of our derivative portfolio and a corresponding amount in other comprehensive income. In FY2002, the fair value of our derivative based products increased as a result of the downward trend in interest rates throughout the year. Assuming a hypothetical decrease in interest rates of 100 basis points given the June 30, 2002 derivative positions, the resulting potential increases in fair value of the derivatives would be approximately $10 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded as other comprehensive income (loss) in the statement of stockholders’ equity, with no related or immediate impact to the results of operations.

      The following is a table of interest rate swaps agreements outstanding as of June 30, 2002 (dollars in millions):

	Average	Fixed Rate
	Notional	Received
	Amount	on Swap

Expiring January 2003	$250.0	5.81%
Expiring May 2003	$312.7	4.84%
Expiring January 2005	$227.2	5.23%

      The collateral exposure associated with our various interest rate swap agreements are limited by interest rate caps we hold. As of June 30, 2002, we held one interest rate cap agreement with an expiration date of January 2003, with a cap rate of 8.0%. The aggregate fair value of this cap agreement at June 30, 2002 was not material.

      We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, our first priority is to reduce the risk on principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. Additionally, our investment policy guidelines limit the size and duration of our individual investments.

Item 8.	Consolidated Financial Statements and Supplementary Data

PROBUSINESS SERVICES, INC.

FINANCIAL REPORTING INDEX

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

ProBusiness Services, Inc.

      We have audited the accompanying consolidated balance sheets of ProBusiness Services, Inc. as of June 30, 2001 and 2002, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProBusiness Services, Inc. at June 30, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG, LLP

Walnut Creek, California

July 26, 2002, except for note 15,
as to which the date is August 29, 2002

PROBUSINESS SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,

	2001	2002

	(In thousands, except share
	and per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$28,693	$12,996
Short-term investments	27,102	47,023

Total cash, cash equivalents and short-term investments	55,795	60,019
Accounts receivable, net of allowances of $1,968 at June 30, 2001, and $1,494 at June 30, 2002	12,774	11,692
Prepaid expenses and other current assets	12,597	22,686

	81,166	94,397
Payroll tax funds invested	1,511,124	1,705,209

Total current assets	1,592,290	1,799,606
Long-term investments	3,200	33,217
Fixed assets, net	64,806	63,921
Other assets	20,830	19,786

Total assets	$1,681,126	$1,916,530

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$5,845	$5,693
Accrued liabilities	28,011	26,203
Deferred revenue	4,596	8,456
Current portion of capital lease obligations	123	125
Current portion of note payable	—	466

	38,575	40,943
Payroll tax funds collected but unremitted	1,511,124	1,705,209

Total current liabilities	1,549,699	1,746,152
Deferred liabilities, less current portion	18,790	23,209
Capital lease obligations, less current portion	137	—
Note payable, less current portion	—	822
Commitments and contingencies	—	—
Redeemable convertible preferred stock, $.001 par value; authorized: 1,800,000 shares; issued and outstanding: 1,132,075 at June 30, 2001 and June 30, 2002 (Liquidation preference of $31,400 and $33,625 at June 30, 2001 and 2002, respectively)	31,246	33,471
Stockholders’ equity:
Preferred stock, $.001 par value; authorized: 3,200,000 shares; issued and outstanding: none at June 30, 2001 and June 30, 2002	—	—
Common stock, $.001 par value; authorized: 60,000,000 shares; issued and outstanding: 24,138,617 shares at June 30, 2001, and 28,389,454 shares at June 30, 2002	24	28
Additional paid-in capital	163,411	221,341
Notes receivable from stockholders	(87)	—
Accumulated deficit	(96,403)	(126,087)
Accumulated other comprehensive income	14,309	17,594

Total stockholders’ equity	81,254	112,876

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,681,126	$1,916,530

See accompanying notes.

PROBUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2000	2001	2002

	(In thousands, except
	per share amounts)
Revenue:
Service fees	$74,378	$104,835	$122,223
Interest income from payroll tax funds invested	29,694	45,026	46,417

Total revenue	104,072	149,861	168,640
Operating expenses:
Cost of providing services	42,897	69,040	74,557
General and administrative	13,858	22,478	25,683
Research and development	11,159	17,183	21,345
Client acquisition costs	42,261	64,018	57,018
Depreciation and amortization	10,729	13,689	19,407

Total operating expenses	120,904	186,408	198,010

Loss from operations	(16,832)	(36,547)	(29,370)
Interest expense	(512)	(952)	(824)
Interest income and other, net	3,427	3,898	2,735

Net loss before cumulative effect of change in accounting principle	(13,917)	(33,601)	(27,459)
Cumulative effect of change in accounting principle	—	410	—

Net loss	$(13,917)	$(33,191)	$(27,459)

Net loss applicable to common shareholders:
Net loss	$(13,917)	$(33,191)	$(27,459)
Preferred dividends	—	1,399	2,225

Net loss applicable to common shareholders	$(13,917)	$(34,590)	$(29,684)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(0.60)	$(1.47)	$(1.13)
Cumulative effect of change in accounting principle	—	0.02	—

Basic and diluted net loss per share	$(0.60)	$(1.45)	$(1.13)

Shares used in computing basic and diluted net loss per share	23,229	23,840	26,212

See accompanying notes.

PROBUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY

			Stockholder’s Equity

					Common Stock
	Redeemable
	Convertible							Notes		Accumulated
	Preferred Stock		Preferred Stock				Additional	Receivable		Other	Total
							Paid in	From	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	Income/(Loss)	Equity

					(In thousands, except share amounts)
Balances at June 30, 1999	—	$—	—	$—	22,942,362	$23	$148,284	$(881)	$(47,896)	$—	$99,530
Exercise of common stock warrants	—	—	—	—	—	—	259	—	—	—	259
Exercise of common stock options, net of repurchased shares	—	—	—	—	336,884	—	2,460	—	—	—	2,460
Issuance of common stock under the employee stock purchase plan	—	—	—	—	304,781	—	3,525	—	—	—	3,525
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	593	—	—	593
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(13,917)	—	(13,917)

Balances at June 30, 2000	—	—	—	—	23,584,027	23	154,528	(288)	(61,813)	—	92,450
Issuance of redeemable convertible preferred stock in connection with additional funding, net of funding costs	1,132,075	29,847	—	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividend	—	1,399	—	—	—	—	—	—	(1,399)	—	(1,399)
Exercise of common stock warrants	—	—	—	—	23,039	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	315,360	1	4,346	—	—	—	4,347
Issuance of common stock under the employee stock purchase plan	—	—	—	—	216,191	—	4,537	—	—	—	4,537
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	201	—	—	201
Net loss	—	—	—	—	—	—	—	—	(33,191)	—	(33,191)
Other comprehensive income/(loss):
Cumulative effect of adoption of SFAS No 133	—	—	—	—	—	—	—	—	—	(5,016)	(5,016)
Increase in fair value of derivative instruments and other	—	—	—	—	—	—	—	—	—	19,325	19,325

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(18,882)

Balances at June 30, 2001	1,132,075	31,246	—	—	24,138,617	24	163,411	(87)	(96,403)	14,309	81,254
Redeemable convertible preferred stock dividend	—	2,225	—	—	—	—	—	—	(2,225)	—	(2,225)
Issuance of common stock under private placement, net of funding costs of $4,841	—	—	—	—	3,733,334	4	51,159	—	—	—	51,163
Exercise of common stock warrants	—	—	—	—	4,335	—	41	—	—	—	41
Exercise of common stock options	—	—	—	—	218,186	—	2,351	—	—	—	2,351
Issuance of common stock under the employee stock purchase plan	—	—	—	—	294,982	—	4,379	—	—	—	4,379
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	87	—	—	87
Net loss	—	—	—	—	—	—	—	—	(27,459)	—	(27,459)
Other comprehensive loss:
Increase in fair value of derivative instruments	—	—	—	—	—	—	—	—	—	5,039	5,039
Unrealized losses on available for sale securities										(1,754)	(1,754)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(24,174)

Balances at June 30, 2002	1,132,075	$33,471	—	$—	28,389,454	$28	$221,341	$—	$(126,087)	$17,594	$112,876

See accompanying notes.

PROBUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2000	2001	2002

	(In thousands)
Operating activities
Net loss	$(13,917)	$(33,191)	$(27,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,729	13,689	19,407
Loss on disposal of fixed assets	—	1,401	314
Cumulative effect of accounting change	—	(410)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,170)	(2,005)	1,082
Prepaid expenses and other current assets	(1,527)	(2,867)	(3,039)
Other assets	(840)	(2,129)	(3,415)
Accounts payable	412	1,776	(152)
Accrued liabilities	(6,103)	15,514	2,225
Deferred revenue	10,941	5,678	4,287

Net cash used in operating activities	(6,475)	(2,544)	(6,750)
Investing activities
Purchases of available for sale investments	(15,335)	(43,941)	(94,988)
Maturities of available for sale investments	—	29,107	45,374
Purchases of fixed assets	(25,577)	(24,488)	(18,466)

Net cash used in investing activities	(40,912)	(39,322)	(68,080)
Financing activities
(Increase) decrease in restricted cash	(4,616)	4,616	—
Proceeds from long-term debt and notes payable	—	—	1,500
Repayments under long-term debt and notes payable	—	—	(212)
Principal payments on capital lease obligations	(824)	(574)	(135)
Proceeds from issuance of redeemable convertible preferred stock	—	29,847	—
Proceeds from issuance of common stock, net of funding costs	6,244	8,884	57,893
Repayment of notes receivable from stockholder	593	201	87

Net cash provided by financing activities	1,397	42,974	59,133

Net increase (decrease) in cash and cash equivalents	(45,990)	1,108	(15,697)
Cash and cash equivalents, beginning of period	73,575	27,585	28,693

Cash and cash equivalents, end of period	$27,585	$28,693	$12,996

Supplemental disclosure of cash flow information
Interest paid	$475	$613	$924

See accompanying notes.

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company and Summary of Significant Accounting Policies

     Operations

      ProBusiness Services, Inc. (the “Company”) provides comprehensive administrative outsourced employee services for large employers nationwide. The Company’s primary service offerings are payroll processing, payroll tax filing, benefits administration services, Comprehensive Outsourcing services, human resources services and Web self-service solutions.

      On September 30, 1999, the Company formed a wholly-owned subsidiary, ProBusiness Holding Company, Inc. (“ProBusiness Holdings”), in order to meet the requirements of certain clients associated with the transfer, investment and distribution of payroll tax funds invested. All client payroll tax funds transferred to the Company are directed to, and maintained by, ProBusiness Holdings. ProBusiness Holdings’ responsibilities are limited to the payment of all payroll tax funds collected but unremitted and the transfer to the Company of all interest income and realized gains and losses on investments derived from such balances.

     Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     Business Activities

      Payroll Processing. The Company processes time and attendance data to calculate and produce employee paychecks, direct deposits and reports for its clients. The Company’s clients receive paychecks and reports of their electronically submitted data. The system integrates easily with the client’s general ledger, human resource, and time and attendance systems. In addition, the Company offers features, including the automatic enrollment and tracking of paid time off and integrated garnishment processing.

      Payroll Tax Filing. The Company calculates and collects contributed employer and employee payroll tax funds from clients and deposits such funds with the appropriate tax authorities when due. The Company also files all payroll tax returns and represents clients before tax authorities in disputes or inquiries. The majority of the Company’s existing payroll clients also utilize the Company’s payroll tax service.

      Benefits Administration Services. The Company’s benefits administration services include flexible benefits enrollment and processing, COBRA administration and consolidated billing and eligibility tracking. These services include data management, transaction processing and employee inquiry management.

      Comprehensive Outsourcing Services. The Company’s Comprehensive Outsourcing service offering, which includes payroll administration, serves as an extension of the client’s business as the Company fully manages employee inquiries and other departmental administrative functions for payroll, human resource and benefits in addition to the traditional back-office processing services. When a client adopts the Comprehensive Outsourcing service offering, the Company assumes the management of such transactional administration as the recording and verification of time, the issuance of manual checks, the enrollment of employees in flexible spending benefit programs and the auditing and balancing of payroll.

      Human Resources Services. The Company’s human resources service offering (“HR”) tracks and reports general employee information, including compensation, benefits, skills, performance, training, job titles and medical history. For clients who also use the Company’s payroll service, the HR data can be integrated with the payroll service system to eliminate the need for duplicate data entry.

      Web Self-Service Solutions. The Company’s Web self-service solutions provide employers with a complete range of employee relationship management services. Employers have a Web tool, which not only

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilitates human resource and payroll processes, but also allows employees to utilize self-directed administration services.

     Use of Estimates

      The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the amounts reported in the consolidated financial statements and accompanying notes. For the Company, such estimates include, but are not limited to, service credit revenue reserve, provisions for doubtful accounts and penalty interest relating to payroll tax processing, impairment charges related to long lived assets, useful lives assigned for depreciation and amortization of assets, valuation of investments and financial instruments, income taxes and contingencies. Actual results could differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

     Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2002, cash and cash equivalents ($13.0 million) consisted primarily of taxable investments in money market funds held with one credit worthy domestic financial institution.

     Corporate Investments and Payroll Tax Funds Invested

      Corporate investments represent the Company’s short-term and long-term investments and consist primarily of debt securities. The Company’s short-term investments have original maturities greater than three months, but less than one year from the balance sheet dates. The Company’s long-term investments have original maturities of one year or greater from the balance sheet dates. Payroll tax funds invested include cash, money market securities and debt securities. All of the Company’s investments, including payroll tax funds invested, are classified as available-for-sale and stated at their fair market values, which are determined based on quoted market prices, where available. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation at the end of each period. Unrealized gains and losses on available-for-sale securities are reported as other comprehensive income/(loss) and are included as a separate component of stockholders’ equity (deficit). Realized gains and losses on available-for-sale securities are determined based on the specific identification on the cost of securities sold. Interest income is recognized when earned. Realized gains and losses and interest income from payroll tax funds invested are included in revenue. Realized gains and losses and interest income from corporate investments are included in interest income and other net (Note 3). If the net realizable value of the investments is less than historical cost, then the Company determines whether a decline in fair value below the cost basis is “other than temporary”. If the decline in fair value is judged to be other than temporary, a write down of the cost basis of the individual security to fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value.

      The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, the Company’s first priority is to reduce the risk on principal loss. Consequently, the investment policy guidelines limit the size and duration of the individual investments.

      As a result of the types of financial instruments in which the Company invests, the carrying amount of such investments approximates fair value. If borrowers fail to meet the terms of their obligations under these financial instruments, the Company would incur losses on these investments. The Company’s collected but unremitted payroll tax funds investments are held primarily with one custodial financial institution.

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Derivative Financial Instruments

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective July 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives, such as interest rate swap agreements, on the consolidated balance sheet at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in other comprehensive income/(loss) until the hedged item is recognized in operating results. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in operating results. Circumstances that could impact the effectiveness of this instrument are (1) the counter-party fails to meet the terms of the instrument; (2) changes in the correlation between the interest rate index and the interest rate earned on our portfolio; and (3) significant reductions in our projected balances of client funds deposited.

      For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss) and reclassified into operating results in the same period or periods during which the hedged transaction affects operating results. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current operating results during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current operating results during the period of change.

      The Company enters into interest rate swap agreements, which are designated as cash flow hedges, for interest rate risk exposure management purposes. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating rate interest income to a fixed rate. These agreements, with fixed interest rates between 4.835% and 7.355%, at inception each had an original term of approximately two years and expire at various dates through December 2004. Interest is paid or received based upon the product of the contractual notional balance multiplied by the difference in the fixed interest rate and the contractual floating rate option. The contractual notional balance varies on a monthly basis due to fluctuations in projected holdings of collected but unremitted payroll tax funds. At June 30, 2002, the notional balance was $494.2 million and the average monthly notional balance for the remaining term of the agreements was $391.8 million. The agreements require collateral at the option of the financial institution if interest rates increase and certain other conditions are met as defined in the agreements.

      During the years ended June 30, 2001 and 2002, the Company did not recognize a net gain or loss related to the ineffective portion of its hedging instruments, and no net gain or loss related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company recognized no gains or losses during fiscal years 2001 or 2002, for cash flow hedges that have been discontinued.

      The cumulative effect as of July 1, 2000 of adopting FAS 133 was to record a net liability of $5.0 million and a corresponding offset to other comprehensive loss. During fiscal years 2001 and 2002 the Company recorded an increase in the fair value of derivative instruments of $19.3 and $5.0 million, respectively and reported a net asset of $14.2 and $19.2 million for the fair value of the Company’s derivative portfolio at June 30, 2001 and 2002. At June 30, 2002, the Company expects to recognize approximately $13.6 million of net gains on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months as a result of the interest rate swap agreements. Actual amounts ultimately reclassified to earnings are dependent on the actual floating interest rates in effect when the contractual notional amounts mature.

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal year 2002, the Company held interest rate cap agreements. The purposes of these financial products are to limit the collateral exposure associated with the various interest rate swap agreements held by the Company. As of June 30, 2002, the Company held one interest rate cap agreement with an expiration date of January 2003 with a cap rate of 8.0%. The aggregate fair value of this agreement was immaterial.

     Long-Lived Assets

      Long-lived assets include the carrying value of our fixed assets, including capitalized software development costs and our intangible assets. The carrying values reflect estimates, assumptions and judgments relative to capitalized costs, useful lives, utilization, and salvage values.

      Fixed assets are stated at cost, net of accumulated depreciation and amortization. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the asset or the term of the lease.

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

      Intangible assets, which have generally resulted from business combinations accounted for as purchases, are included in other assets and are carried at cost less accumulated amortization. Amortization is provided on a straight-line basis over the respective useful lives, which range from three to twenty years.

      The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company records a loss for the excess of the asset’s carrying value over the fair value. The Company did not recognize any impairment loss in fiscal years 2000, 2001, 2002.

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company will adopt SFAS Nos. 141 and 142 on July 1, 2002 and believes that SFAS Nos. 141 and 142 will not have a material impact on its consolidated financial statements.

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

Revenue Recognition

      A majority of the Company’s revenues are attributable to fees for providing payroll, payroll tax filing and Comprehensive Outsourcing services, as well as, investment income on payroll tax funds invested. Service fees

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are recognized as the services are performed, and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Revenue from processing and other services under client contracts is recognized as the services are performed provided that no other obligations are required to be performed. Interest income on collected but not yet remitted funds held for clients is recognized in revenue as earned.

      The Company’s sales are primarily to clients in the United States. Credit evaluations are performed as necessary, and the Company does not require collateral from clients. The Company has not experienced any significant credit losses.

      The Company generally requires its payroll tax outsourcing customers to remit payroll tax liability funds to the Company in advance of the applicable payroll due date, via electronic funds transfer. These funds are classified as payroll tax funds invested in the accompanying consolidated balance sheets. Interest earned on invested balances resulting from timing differences between the collection of these funds from customers and the remittance of such funds to outside parties is included in total revenue in the accompanying consolidated statements of operations, as this interest income represents an integral part of the revenue generated from the Company’s services. Interest income generated from the Company’s corporate cash, cash equivalents and short and long-term investment balances is included in interest income in the accompanying consolidated statements of operations, as this interest income does not result from the Company’s direct operating activities.

      The Company enters into contractual arrangements to provide services with payroll, payroll tax filing and Comprehensive Outsourcing clients, which typically range from three to five years and provide for penalties in the case of early termination by the customer. Effective July 1, 2000, the Company adopted the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). As a result, the Company changed its accounting to recognize revenue from non-refundable, upfront fees for implementation services, ratably beginning after implementation over the expected contractual term using the straight-line method. As a result of the adoption of SAB 101, the Company now treats the direct costs of implementation as deferred charges that are amortized as client acquisition costs using the straight-line method over the same term as the related revenue. In addition, the Company defers direct costs in excess of deferred revenue when recoverability of deferred costs in excess of deferred revenue is contractually and reasonably assured primarily as a result of penalties assessed for early termination in the customer’s contract combined with the gross margin earned for the period in which services are rendered.

      The Company defers the recognition of revenue for which it has an ongoing obligation to the customer. The Company defers revenue from non-refundable, upfront fees for implementation services, that are then recognized ratably over the contractual term or the expected term of the client relationship in accordance with SAB 101. The Company also defers the portion of revenue on certain client arrangements entered into prior to June 2000 that relate to the Company’s commitment to convert clients’ data and interfaces to the Company’s Golden GateTM platform. Deferred revenue attributable to the Golden GateTM conversions will decrease in future periods as the deferred revenue for clients whose data is converted to the Company’s Golden GateTM platform is recognized after the conversion is performed over the remaining term of the original arrangement. Furthermore, the deferred revenue attributable to clients who choose not to convert their data or terminate services with us is recognized at that time. In addition, the Company defers revenue for annual HR and benefits administration services and recognizes the revenue over the applicable service period, which is typically one year.

Allowances for Doubtful Accounts and Service Credits

      The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, analysis is performed based upon historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

      The Company also records a provision for estimated service credits and allowances on services related to fees charged in the same period as the related revenues are recorded. These estimates are based on historical service credits, analysis of credit memo data and other known factors. If the historical data used to calculate these estimates do not properly reflect future credits, then a change in the allowances would be made in the period in which such a determination is made with an offset to revenues.

Accrual for Tax Penalties

      The Company has established an estimated liability for known and potential errors and omissions in performing services related to its payroll tax filing services that could result in additional payments to various third parties for tax liabilities, penalties and interest. This amount was estimated based upon a percent of total client funds managed combined with specific probable settlements (Note 12).

Income Taxes

      The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the net amounts expected to be realized (Note 7).

      While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance would not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in valuation allowance could have a material adverse impact on the Company’s income tax provision and net income in the period in which such determination is made.

Deferred Bonus Plan

      The Company has entered into a deferred bonus plan with certain employees of the Company to defer portions of their incentive bonus earned during fiscal year 2001 and 2002. Subject to certain conditions of the plan, these employees will receive their bonus payments in fiscal year 2004 and 2005. A deferred compensation liability has been recorded for the future payments related to service rendered to date. The deferred compensation liability for these future payments at June 30, 2001 and 2002, was $1,030,000 and $5,022,000, respectively (Note 12).

Accounting for Stock-Based Compensation

      The Company accounts for stock option and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has elected to follow the “disclosure only” alternative prescribed by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (Note 10).

Research and Development

      Research and development costs that are not capitalizable are expensed as incurred.

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncement

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between FAS 146 and EITF 94-3 relates to FAS 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. FAS 146 is applied prospectively upon adoption and is not anticipated to have a material impact on the Company’s current financial position or results of operations.

Basic and Diluted Net Loss per Share

      Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. Net loss applicable to common stockholders includes the Redeemable Convertible Preferred Stock (“Preferred Stock”) dividend of $1.4 million and $2.2 million for the years ended June 30, 2001 and 2002. Basic net loss per share excludes any dilutive effects of stock options. Diluted net loss per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

      If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of historical net loss per share as well as an additional 907,000, 1,744,000 and 1,670,000 common equivalent shares related to outstanding stock options, preferred stock and warrants not included above (determined using the treasury stock method) for the year ended June 30, 2000, 2001 and 2002, respectively.

Reclassifications

      Certain prior year balances have been reclassified to conform to the current year presentation including depreciation and amortization, capitalized internal-use software, long-term deferred bonus plan and loss on disposal of fixed assets.

2.     Fixed Assets

      Fixed assets consist of the following (in thousands):

	June 30,

	2001	2002

Equipment and leasehold improvements	$72,088	$81,136
Furniture and fixtures	6,196	7,117
Capitalized software	23,164	30,142

	101,448	118,395
Less accumulated depreciation and amortization	36,642	54,474

	$64,806	$63,921

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fixed assets include amounts for assets acquired under capital leases, principally production, office and computer equipment, of $3,953,000 and $3,885,000 at June 30, 2001 and 2002, respectively. Accumulated amortization of these assets were $3,647,000 and $3,749,000 at June 30, 2001 and 2002, respectively.

      Depreciation and amortization expense in the accompanying consolidated statement of operations consist of the following (in thousands):

	June 30,

	2000	2001	2002

Fixed asset depreciation	$10,306	$13,318	$19,037
Goodwill amortization	423	371	370

	$10,729	$13,689	$19,407

3.     Payroll Tax Funds Invested and Corporate Investments

      Payroll tax funds invested and corporate investments at June 30, 2001 and 2002 consist of the following (in thousands):

	2001		2002

	Cost	Market	Cost	Market

Money market funds and other cash equivalents	$660,724	$660,724	$1,306,685	$1,306,685
Available for sale securities:
Corporate obligations	771,921	772,043	233,868	233,324
Variable rate instruments	41,300	41,300	85,202	79,603
Government & agency securities	—	—	117,684	118,503
Certificates of deposit	67,348	67,359	37,321	37,331
Sovereign government instruments	—	—	4,350	4,369

Total available-for-sale securities	880,569	880,702	478,425	473,130

Total payroll tax funds invested and corporate investments	$1,541,293	$1,541,426	$1,785,110	$1,779,815

Amortization of premiums and discounts	—		(1,674)
Recognized other than temporary losses on payroll tax funds invested	—		(2,000)

Amortized cost of payroll tax funds invested and corporate investments	$1,541,293		$1,781,436

Classification of investments on Consolidated Balance Sheet
Payroll tax funds invested	$1,511,124	$1,511,124	$1,705,209	$1,699,575
Short and long-term investments	30,169	30,302	79,901	80,240

Total payroll tax funds invested and corporate investments	$1,541,293	$1,541,426	$1,785,110	$1,779,815

      The Company has not experienced any significant losses on its corporate investments. However, during the year ended June 30, 2002, the Company recognized other than temporary losses on certain payroll tax funds invested aggregating $2.0 million. No such losses were recognized in fiscal 2000 or 2001. When market values of payroll tax funds invested are below cost, the difference is accounted for as an offset to other

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate assets. As of June 30, 2002, the amortized cost of the payroll tax funds invested was $1,701.5 million: comprised of $1,705.2 million original cost, less $2.0 million realized loss and $1.7 million amortization of premiums and discounts as outlined in the table above. The difference between the amortized cost of $1,701.5 million and the market value of $1,699.6 million of payroll tax funds invested at June 30, 2002 is $1.9 million of unrealized losses which is accounted for as an offset to interest income receivable, a component of prepaid expenses and other current assets on the consolidated balance sheet. Associated with the investment portfolio of payroll tax funds invested the Company has recorded a net asset of $19.2 million at June 30, 2002, representing gains in the fair value of the Company’s derivative financial instruments which is included in prepaid expenses and other current assets and other assets on the consolidated balance sheet (Note 1 and Note 12).

      Gross unrealized gains and losses for available-for-sale securities for the years ended June 30, 2001 and 2002 are as follows (in thousands):

	2001	2002

Gross unrealized gains	$136	$2,213
Gross unrealized losses	(3)	(3,834)

Net unrealized gains and losses	$133	$(1,621)

      Gross realized gains and losses for available-for-sale securities for the years ended June 30, 2001 and 2002 are as follows (in thousands):

	2001	2002

Gross realized gains	$1	$153
Gross realized losses	—	(2,327)

Net realized gains and losses	$1	$(2,174)

      There were no realized gains or losses for the year ended June 30, 2000.

      The cost and fair value of by contractual maturity are shown below (in thousands):

Maturity Date:	Cost	Fair Value

Due in one year or less	$201,792	$201,012
Due after one year through three years	166,908	167,543
Due after three years through five years	83,304	77,890
Due after five years through ten years	22,071	22,302
Due after ten years	4,350	4,383

Total available-for-sale securities	$478,425	$473,130

4.     Line-of-Credit Agreement

      On December 21, 2001, the Company executed a Loan and Security Agreement with a financial institution. Borrowings outstanding under the agreement bear interest at that bank’s prime rate minus 0.75% (prime rate was 4.75% at June 30, 2002) and are collateralized by substantially all of the Company’s assets, excluding fixed assets. The amount available for borrowing under the agreement is $30,000,000. At June 30, 2002, no borrowings were outstanding under the agreement. On June 28, 2002 the agreement was amended and now expires on January 31, 2005.

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Deferred Revenue

      At June 30, 2002 the components of deferred revenue in the accompanying consolidated balance sheet were as follows (in thousands):

	June 30,

	2001	2002

Short-term:
Upfront fees for implementation services	$2,752	$6,974
Annual HR and benefits administrative services	1,844	1,482

	4,596	8,456

Long-term:
Upfront fees for conversion to Golden GateTM platform	13,061	11,804
Upfront fees for implementation services	4,699	6,383

	17,760	18,187

Total short-term and long-term deferred revenue	$22,356	$26,643

6.     Commitments and Contingencies

      On December 21, 2001, the Company entered into an equipment lease financing arrangement (“note payable”) with a bank for the amount of $1.5 million. This note payable finances certain computer and office equipment that the Company uses for its day-to-day business activities. The note payable is repayable ratably on a monthly basis over a three-year period and bears an interest rate of 12.85%. The note payable is secured by specific fixed assets. The amount due under this note at June 30, 2002 is $1.3 million.

      The Company leases its facilities and various equipment under non-cancelable operating leases, which expire at various dates through 2015. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and contain renewal options and provisions adjusting the lease payments based upon changes in operating costs or in fixed increments. Rent expense is reflected on a straight-line basis over the terms of the related leases. The Company is also obligated under capital equipment leases expiring in 2003.

      The future minimum lease payments under capital and operating leases subsequent to June 30, 2002, are summarized as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending June 30,
2003	$132	$6,718
2004	—	6,741
2005	—	6,623
2006	—	6,418
2007	—	6,360
Thereafter	—	39,504

Total minimum lease payments	$132	$72,364

Less amounts representing interest	7

Present value of net minimum capital lease obligations	$125

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense was approximately $5,013,000, $5,569,000 and $7,646,000 for fiscal years 2000, 2001 and 2002, respectively.

      The Company is a party to routine litigation incidental to its business. In the opinion of management such current or pending lawsuits, either individually or in the aggregate, are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

      In June 2002, the Company committed to utilize $3,500,000 of software development services with a company providing onshore and offshore development services. These services commenced on July 1, 2002.

7.     Income Taxes

      As of June 30, 2002, the Company had federal net operating loss carryforwards of approximately $92,000,000. The Company also had federal research and development tax credit carryforwards of approximately $2,100,000. The federal net operating loss and credit carryforwards will expire at various dates beginning with the fiscal year ending 2004 through 2022, if not utilized. The Company also has state research and development tax credit carryforwards of approximately $1,400,000 that will carryforward indefinitely.

      Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before their utilization.

      Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 30,

	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$23,785	$32,347
Research and development credit carryforwards	3,614	3,556
Fixed assets	1,463	2,023
Deferred revenue	7,576	7,264
Accruals	6,239	8,571

Gross deferred tax assets	42,677	53,761
Less valuation allowance	(30,997)	(39,437)

Deferred tax assets	11,680	14,324

Deferred tax liabilities:
Capitalized software development costs	(5,946)	(6,608)
Unrealized gain	(5,734)	(7,716)

Gross deferred tax liabilities	(11,680)	(14,324)

Net deferred taxes	$—	$—

      A valuation allowance has been established and, accordingly, no benefit has been recognized for the Company’s net operating losses and other deferred tax assets. The net valuation allowance increased by $8,440,000 during the year ended June 30, 2002. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s history of net losses since inception. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets relating to net operating loss carryforwards as of June 30, 2002 include approximately $5,600,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholder’s equity.

8.     Redeemable Convertible Preferred Stock

      On August 1, 2000, the Company authorized, issued and sold 1,132,075 shares of Preferred Stock to General Atlantic Partners, LLC (“GAP”) and certain affiliates of GAP at $26.50 per share. The Preferred Stock ranks senior to the Company’s common stock (“Common Stock”). The holders of the Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. The payment of these dividends commenced on October 1, 2000, and these dividends are payable quarterly on the first day of October, January, April and July. Upon liquidation of the Company, the holders of the Preferred Stock are entitled to be paid an amount equal to $26.50 per share plus all accrued and unpaid dividends. Any holder of Preferred Stock has the right to convert such holder’s shares of Preferred Stock into shares of the Company’s Common Stock at a rate of one share of Preferred Stock to one share of the Company’s Common Stock, subject to adjustments, as defined. The Company has the option to convert all of the Preferred Stock to Common Stock for a period of five days after August 1, 2005 if the then current market price of the Company’s Common Stock price is equal to or greater than $26.50 per share on such date at a rate of one share of Preferred Stock to one share of the Company’s Common Stock, subject to adjustments, as defined. If, as of any date after August 1, 2003, the then current market price of the Company’s Common Stock is equal to or greater than $39.00 per share, the Company may redeem any or all of the then current outstanding Preferred Stock at $26.50 per share. The conversion rate for the Preferred Stock is subject to adjustment for stock splits, stock dividends and recapitalizations, among other things, after the date of issue of such stock. In the event of a change in control of the Company, holders of at least two-thirds of the Preferred Stock can elect to treat the transaction as a liquidation and for this reason the Preferred Stock is considered to be “redeemable” by the holders of the Preferred Stock.

      The holders of the Preferred Stock vote, as a single class, with the Company’s common shareholders, except that as long as GAP owns a majority of the Company’s Preferred Stock, the then holders of such Preferred Stock are entitled to elect one director to the Company’s Board of Directors. As of June 30, 2002, a Partner of GAP is a member of the Company’s current Board of Directors.

9.     Stockholders’ Equity

     Warrants

      At June 30, 2002 there were warrants to purchase 45,561 shares of common stock outstanding. These warrants were issued in November 1996 with an exercise price of $2.65 and expire in September 2002.

      During the year ended June 30, 2002, the Company issued 4,335 shares of common stock upon the exercise of a warrant, all of which were exercised pursuant to a net exercise provision. During the year ended June 30, 2001, the Company issued 23,039 shares of common stock upon exercise of warrants, all of which were exercised pursuant to net exercise provisions. During the year ended June 30, 2000, no warrants were exercised.

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved for Future Issuance

      At June 30, 2002, the Company has reserved shares of common stock for future issuance as follows:

Stock options outstanding	5,986,084
Redeemable convertible preferred stock outstanding	1,132,075
Redeemable convertible preferred stock dividends	136,450
Stock options available for grant	2,181,971
Stock available for grant under employee stock purchase plan	261,972
Warrants outstanding	45,561

9,744,113

      On August 1, 2001 the Company’s Board of Directors adopted a stockholders’ rights plan. Under the plan, the Company issued a dividend of one right for each share of common stock of the Company held by stockholders of record as of the close of business on August 30, 2001. The plan is designed to attempt to assure stockholders fair value in the event of a future unsolicited business combination or similar transaction involving the Company.

      Each right will initially entitle stockholders to purchase a fractional share of the Company’s Series A Participating Preferred Stock for $170.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. Upon the occurrence of these events, unless redeemed for $0.001 per right, the rights will become exercisable by holders, other than rights held by an unsolicited third party acquirer, for shares of the Company or of the third party acquirer having a value of twice the right’s then-current exercise price.

10.     Stock Option and Stock Purchase Plans

     Stock Option Plans

      The Company’s 1989 Stock Option Plan (“1989 Plan”) provided for the granting to employees (including officers and employee directors) of “incentive stock options” within the meaning of the Internal Revenue Code of 1999, as amended (the “Code”) and for the granting to employees, directors and consultants of nonstatutory stock options. In February 1997, the Board of Directors of the Company increased the shares available for future grants under the 1989 Plan by 2,063,649 for a total of 4,480,872 shares. Options granted under the 1989 Plan before the effective date of the amendment and restatement to the 1996 Plan in September 1997, described below, remain outstanding in accordance with their terms; however, no further options were granted under the 1989 Plan after the effective date of the amendment and restatement to the 1996 Plan.

      In 1996, the Company established the 1996 Executive Stock Option Plan (“Executive Plan”), which provides for stock options to employees and consultants. Under the Executive Plan, the Board of Directors may grant nonstatutory stock options to employees and consultants and incentive stock options to employees only. The Company reserved 1,125,000 shares of common stock for exercise of stock options under the Executive Plan. The grant of incentive stock options to an employee who owns stock representing more than 10% of the voting power of all classes of stock of the Company must be no less than 110% of the fair market value per share on the date of grant. Fair market value is determined by the Board of Directors. For all other employees the options must be no less than 100% of the fair market value per share on the date of grant. All nonstatutory stock options granted are at a price that is determined by the Board of Directors. The options generally expire ten years from the date of grant and are exercisable as determined by the Board of Directors.

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 1996, the Board of Directors and stockholders approved, effective upon the initial public offering, an amendment and restatement of the Executive Plan to rename the 1996 Executive Stock Option Plan to the 1996 Stock Option Plan (“1996 Plan”) and authorized an increase in the number of shares reserved for issuance under the 1996 Plan of any unused or canceled shares under the 1989 Plan, and an annual increase equal to the lesser of (a) 375,000 shares, (b) 2% of the outstanding shares of common stock on such date or (c) a lesser amount determined by the Board. The 1996 Plan provides for grants to employees (including officers and employee directors) of incentive stock options and for the granting to employees, directors and consultants of nonqualified stock options. Notes receivable for the purchase of common stock are included in stockholders’ equity (deficit). In November 1998, the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares reserved for issuance by an additional 950,000 shares. In November 1999 and November 2001, the Company’s stockholders approved 1,500,000 and 2,000,000 additional shares, respectively.

      A summary of the activity under all plans is set forth below:

	Outstanding Options

		Weighted
	Number	Average
	of	Exercise Price
	Shares	Per Share

Outstanding at June 30, 1999	2,503,860	$17.81
Granted	2,807,175	21.72
Exercised	(357,978)	7.16
Canceled	(608,451)	24.87

Outstanding at June 30, 2000	4,344,606	20.24
Granted	1,765,974	23.31
Exercised	(315,360)	13.77
Canceled	(686,378)	24.48

Outstanding at June 30, 2001	5,108,842	21.14
Granted	1,972,265	14.84
Exercised	(218,186)	10.56
Canceled	(876,837)	23.23

Outstanding at June 30, 2002	5,986,084	$19.14

      As of June 30, 2002, options to purchase 2,518,795 shares of common stock were vested and exercisable at an average exercise price of $20.60 per share and options to purchase 2,181,971 shares were available for future grant. As of June 30, 2002, there were no outstanding shares of common stock subject to repurchase.

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning currently outstanding and exercisable options at June 30, 2002:

	Outstanding Options

		Weighted
		Average		Exercisable
		Remaining
		Contractual	Weighted		Weighted
		Life	Average		Average
Exercise Price	Shares	(Years)	Exercise Price	Shares	Exercise Price

$0.20-$13.23	1,567,764	8.34	$11.02	447,419	$5.92
$13.33-$18.38	2,190,954	7.89	$17.41	778,049	$18.09
$18.75-$28.00	1,597,779	7.72	$24.51	926,400	$25.12
$28.13-$44.63	629,587	7.68	$31.79	366,927	$32.42

	5,986,084	7.94	$19.14	2,518,795	$20.60

     Stock-Based Compensation

      Pro forma information regarding the results of operations and net loss per share is determined as if the Company had accounted for its employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model.

      The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Option valuation models were developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions:

	Year Ended June 30,

	2000	2001	2002

Expected life (in years)	4	4	4
Expected volatility	0.628	0.637	0.604
Risk-free interest rate	6.30%	4.81%	4.19%
Expected dividend yield	0.00%	0.00%	0.00%

      The weighted average fair value of stock options granted during the years ended June 30, 2000, 2001 and 2002 was $11.79, $12.23, and $8.03 per share, respectively. For pro forma disclosure purposes, the estimated

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the Company’s stock-based awards to employees is amortized over the vesting period for options. The Company’s adjusted information follows (in thousands, except for per share information):

	Year Ended June 30,

	2000	2001	2002

Net loss, as reported	$(13,917)	$(33,191)	$(27,459)
Net loss, as adjusted	$(21,913)	$(45,169)	$(40,209)
Historical net loss per share, as reported	$(0.60)	$(1.45)	$(1.13)
Historical net loss per share, as adjusted	$(0.94)	$(1.95)	$(1.53)

     1997 Employee Stock Purchase Plan

      The Company’s 1997 Employee Stock Purchase Plan (“Purchase Plan”) was adopted by the Board of Directors in November 1996 and amended in August 1997. Employees who work a minimum of 20 hours per week at least five months in any calendar year are eligible to participate in the Purchase Plan. As of June 30, 2002, there were 1,650,000 shares of common stock authorized for issuance under the Purchase Plan. Under the Purchase Plan there is an annual increase to be added on each anniversary date of the adoption of the Purchase Plan equal to the lesser of (a) 225,000 shares, (b) 1.5% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. As of June 30, 2002, a total of 1,388,028 shares had been issued under the Purchase Plan. Under the Purchase Plan, the Company’s employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85% of the fair market value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. Purchase Plan purchases are limited to 10% of each employee’s compensation for offering periods beginning on or prior to November 1, 1999 and limited to 15% for offering periods beginning on or after May 1, 2000.

11.     Employee Benefit Plan

      The Company maintains a tax deferred savings plan under section 401(k) of the Code (the “Plan”), for the benefit of certain qualified employees. Employees may elect to contribute to the Plan, through payroll deductions of up to 18% of their compensation, subject to certain limitations. The Company, at its discretion, may make additional contributions. The Company made a contribution of $455,000 in the year ended June 30, 2002. The Company did not make any contributions to the Plan in the years ended June 30, 2000 or 2001.

12.     Consolidated Balance Sheet Detail

      Increases to allowances for doubtful accounts and service credits for fiscal years 2000, 2001 and 2002 were $990,000, $704,000 and none respectively, and decreases to allowances for doubtful accounts and service credits for fiscal years 2000, 2001 and 2002 were $121,000, $421,000 and 474,000, respectively.

      Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,

	2001	2002

Short-term derivatives	$4,771	$13,581
Interest income receivable	3,625	3,602
Other	4,201	5,503

	$12,597	$22,686

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other assets, long-term, consist of the following (in thousands):

	June 30,

	2001	2002

Long-term derivatives	$9,811	$5,662
Intangible assets, net	5,735	5,365
Other	5,284	8,759

	$20,830	$19,786

      Accumulated amortization for intangible assets was approximately $2,193,000 and $2,563,000 at June 30, 2001 and 2002, respectively.

      At June 30, 2001 and 2002, outstanding notes receivable from officers and employees of the Company, that are included in other assets, totaled $2,031,000 and $2,222,000, respectively. These notes are full recourse and bear interest at various rates between 4.74% and 6.50%. Principal and accrued interest is due at various times to June 2006.

      Accrued liabilities consist of the following (in thousands):

	June 30,

	2001	2002

Accrued expenses	$8,821	$8,882
Accrued tax penalties	7,289	6,296
Accrued payroll and related expenses	11,109	10,985
Other	792	40

	$28,011	$26,203

      Deferred liabilities consist of the following (in thousands):

	June 30,

	2001	2002

Deferred revenue	$17,760	$18,187
Deferred bonus plan	1,030	5,022

	$18,790	$23,209

      Accumulated other comprehensive income consist of the following (in thousands):

	June 30,

	2001	2002

Cumulative fair value of derivative instruments	$14,176	$19,215
Cumulative net unrealized gains and losses on available-for-sale investments	133	(1,621)

	$14,309	$17,594

13.     Segment Information

      The Company has two reportable operating segments: payroll, tax services and other, and Comprehensive Outsourcing and benefits services. See Note 1 for a description of these business activities. The Company reports segment revenue information consistent with the presentation made to the Company’s management for decision-making purposes. At this time the Company does not evaluate segment performance based on

PROBUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating income, as it is currently impractical for the Company to allocate expenses amongst its two operating segments. There are no intersegment sales. Revenue for each segment is as follows (in thousands):

	2001	2002

Payroll, Tax Service and Other	$134,305	$149,056
Comprehensive Outsourcing and Benefits Services	15,556	19,584

Total	$149,861	$168,640

      All revenues are derived from customers in the United States. All long-lived assets are located in the United States. No customers represent more than ten percent of the Company’s revenues.

14.     Related Party Transactions

      The Company has entered into transactions with a company in which our Chief Executive Officer has a material investment. In addition, the Company’s President and Chief Executive Officer is on the Board of Directors of this company. The amount of purchased professional services, software licenses and maintenance fees were none, $470,000, and $613,000 for fiscal year 2000, 2001 and 2002, respectively. The services and licenses purchased from this company primarily related to implementation and integration of a time and attendance product on behalf of our clients.

15.     Subsequent Events (Unaudited)

      On August 22, 2002 the Company entered into a Source Code License Agreement (“License Agreement”) and a Development Agreement with a vendor in which our Chief Executive Officer has a material investment (Note 14). The License Agreement allows the Company to use and license a time and attendance product in exchange for consideration of $1,250,000. The Development Agreement provides that the vendor will assist the Company in further development of this product through the provision of technical services which will be incurred as work is completed on a time and materials basis. In addition, the Company’s President and Chief Executive Officer is on the Board of Directors of this company.

      On August 29, 2002 the Company entered into an equipment lease financing arrangement with a financing company in the amount of $2.0 million. This leasing arrangement finances certain computer and office equipment that the Company uses for its day-to-day business activities. The lease financing is repayable ratably on a monthly basis over a three-year period. The equipment financing will be secured by specific fixed assets. No amounts have been drawn against this lease to date.

PROBUSINESS SERVICES, INC.

QUARTERLY FINANCIAL DATA

      The Company’s fiscal year 2001 and 2002 unaudited consolidated quarterly financial information is as follows (in thousands):

	Quarter Ended

	2001		2002

	Sept. 30	Dec. 31	March 31	June 30

		(Unaudited)
		(In thousands)
Revenue:
Service fees	$30,372	$31,398	$30,536	$29,917
Interest income from payroll tax funds invested	10,523	10,837	14,675	10,382

Total revenue	40,895	42,235	45,211	40,299
Operating expenses:
Cost of providing services	19,027	19,155	19,515	16,860
General and administrative	6,640	6,528	6,366	6,149
Research and development	5,418	5,172	5,254	5,501
Client acquisition costs	15,883	13,417	14,934	12,784
Depreciation and amortization	4,367	4,719	5,206	5,115

Total operating expenses	51,335	48,991	51,275	46,409
Loss from operations	(10,440)	(6,756)	(6,064)	(6,110)
Interest expense	(197)	(167)	(245)	(215)
Interest income and other, net	748	464	709	814

Net loss	$(9,889)	$(6,459)	$(5,600)	$(5,511)

Net loss applicable to common shareholders:
Net loss	$(9,889)	$(6,459)	$(5,600)	$(5,511)
Preferred dividends	(542)	(555)	(565)	(563)

Net loss applicable to common shareholders	$(10,431)	$(7,014)	$(6,165)	$(6,074)

Basic and diluted net loss per share	$(0.43)	$(0.28)	$(0.22)	$(0.21)

Shares used in computing basic and diluted net loss per share	24,204	24,682	27,641	28,322

	Quarter Ended

	2000		2001

	Sept. 30	Dec. 31	March 31	June 30

Revenue
Service fees	$22,363	$26,143	$27,073	$29,256
Interest income from payroll tax funds invested	7,940	8,473	14,927	13,686

Total revenue	$30,303	$34,616	$42,000	$42,942
Operating expenses:
Cost of providing services	14,557	16,719	18,606	19,158
General and administrative	4,872	5,536	6,001	6,069
Research and development	4,655	3,949	4,422	4,157
Client acquisition costs	13,612	15,431	18,144	16,831
Depreciation and amortization	3,191	3,225	3,524	3,749

Total operating expenses	40,887	44,860	50,697	49,964
Loss from operations	(10,584)	(10,244)	(8,697)	(7,022)
Interest expense	(184)	(194)	(289)	(285)
Interest income and other, net	1,009	1,046	1,081	762

Net loss before cumulative effect of change in accounting principle	(9,759)	(9,392)	(7,905)	(6,545)
Cumulative effect of change in accounting principle	410	—	—	—

Net loss	$(9,349)	$(9,392)	$(7,905)	$(6,545)

Net loss applicable to common shareholders:
Net loss	$(9,349)	$(9,392)	$(7,905)	$(6,545)
Preferred dividends	—	344	518	537

Net loss applicable to common shareholders	$(9,349)	$(9,736)	$(8,423)	$(7,082)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(0.42)	$(0.41)	$(0.35)	$(0.29)
Cumulative effect of change in accounting principle	0.02	—	—	—

Basic and diluted net loss per share	$(0.40)	$(0.41)	$(0.35)	$(0.29)

Shares used in computing basic and diluted net loss per share	23,588	23,739	23,952	24,081

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There has been no change in accountants or reported disagreements on accounting principles or practices or financial statement disclosures.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The following table sets forth certain information with respect to our executive officers and directors as of September 24, 2002.

Name	Age	Position

Thomas H. Sinton	54	Chairman of the Board, President, Chief Executive Officer, Director
Jeffrey M. Bizzack	42	Executive Vice President, Sales and Services
Jerry W. Blalock	53	Executive Vice President and Group General Manager
Steven E. Klei	42	Executive Vice President, Finance, Chief Financial Officer and Secretary
William T. Clifford	56	Director
David C. Hodgson	45	Director
Ronald W. Readmond(1)(2)	59	Director
Dennis Raney(1)(2)	60	Director
Samuel Spadafora(1)(2)	59	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

      Mr. Sinton, our founder, has served as one of our directors since we incorporated in October 1984. Since March 1993, and for a period between September 1989 and February 1993 Mr. Sinton has served as our President and Chief Executive Officer. Since December 1996, and for a period between September 1989 and February 1993, Mr. Sinton served as Chairman of the Board. Mr. Sinton holds a B.A. degree in English Literature, magna cum laude, from Harvard University, an M.S. degree in Food Science from the University of California at Davis and an M.B.A. degree from Stanford University. Mr. Sinton received a Fulbright Fellowship to study at the University of Vienna in Vienna, Austria.

      Mr. Bizzack has served as our Executive Vice President, Sales and Marketing since May 2002. From November 1999 to April 2002 Mr. Bizzack served as our Executive Vice President, Sales and Services. From July 1993 to February 2000, Mr. Bizzack served as our Senior Vice President, Sales and from October 1992 to July 1993, Mr. Bizzack served as our Vice President, Sales. From October 1988 to October 1992, Mr. Bizzack served as our District Sales Manager. Mr. Bizzack attended Saint Mary’s College.

      Mr. Blalock has served as our Executive Vice President, Group General Manager since October 1999. From August 1998 to October 1999, Mr. Blalock served as our Senior Vice President and General Manager. From October 1996 to August 1998, Mr. Blalock served as Vice President and Regional General Manager for Anacomp Corporation, a provider of document imaging services. Mr. Blalock attended the University of La Verne.

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

      Mr. Clifford has served as one of our directors since August 1997. Mr. Clifford has served as a Managing Member of New Vista Capital, a venture capital firm, from April 2000 to present. Mr. Clifford also serves as Chairman of Authentor Systems, Inc., a security management and authentication software company. Mr. Clifford served as President and Chief Executive Officer of Warrantycheck.com, an internet provider, from November 1999 to April 2000. From January 1999 to October 1999, Mr. Clifford served as the Chief Executive Officer of Gartner Group, Inc., a provider of information and analysis on the technology industries, and as the President there since October 1997. From April 1995 to January 1999, he was the Chief Operating Officer of Gartner Group, Inc., and he was Executive Vice President, Operations there from October 1993 to September 1997. From December 1988 to October 1993, Mr. Clifford held various positions at Automatic Data Processing, Inc., including President of National Accounts and Corporate. Vice President, Information Services. Mr. Clifford holds a B.A. degree in Economics from the University of Connecticut.

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

      Mr. Readmond has served as one of our directors since February 1997. From January 2001 to June 2001, Mr. Readmond served as a director and Chief Executive Officer of TruMarkets Inc., an automated bond trading company. Mr. Readmond previously served as a director and Vice Chairman of Wit Soundview Group, an investment bank, from June 2000 to October 2000 and as director, President and Chief Operating Officer there from June 1998 to June 2000. From August 1989 to December 1996, Mr. Readmond held various positions at Charles Schwab & Co. Inc., most recently serving as Vice Chairman. Mr. Readmond holds a B.A. degree in Economics from Western Maryland College.

      Mr. Raney joined our board of directors effective July 1, 2002, filling a vacancy created by a retired Board member. Mr. Raney has served as Chief Financial Officer of eONE Global, a company that identifies, develops and operates emerging electronic payment systems and related technologies that address e-commerce challenges, since July 2001. From March 1998 to July 2001, Mr. Raney served as Chief Financial Officer and Executive Vice President of Novell, Inc., a producer of network software. From March 1997 to December 1997, Mr. Raney served as Chief Financial Officer and Executive Vice President of QAD, Inc., a provider of enterprise resource planning software. Mr. Raney has also served as a director and audit committee member of Redleaf, Inc., a technology operating company that provides services and capital for pre-seed state technology companies, since 2001. Mr. Raney previously served as a director and audit committee member of W.R. Hambrecht & Company, an enterprise-neutral investment firm, from November 1998 to July 2001 and served as a director and audit committee member of ADAC Laboratories, a company that designs, develops, manufactures, sells and services electronic medical imaging and information systems, from March 1999 to March 2001. Mr. Raney holds a B.S. degree in chemical engineering from the South Dakota School of Mines & Technology and an MBA from the University of Chicago.

      Mr. Spadafora joined our board of directors effective July 1, 2002, filling a newly created board seat. Since November 1999, Mr. Spadafora has served as Chairman of Chordiant Software, Inc., an enterprise software company, and from June 1998 to January 2002, has also served as Chief Executive Officer there. From April 1994 to June 1998, Mr. Spadafora served as vice president of worldwide field operations for the microelectronic business of Sun Microsystems. Mr. Spadafora had served as a director of Chordiant Software since 1998. Mr. Spadafora holds a B.A. in marketing from Eastern Michigan University.

      Under the terms of the August 2000 investment by affiliates of GAP in our Preferred Stock, as long as GAP or its affiliates own a majority of the Preferred Stock, the holders of the Preferred Stock are entitled to elect one director to our Board of Directors. As of June 30, 2002, Mr. Hodgson, a Partner of GAP, is a member of our current Board of Directors.

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission rules to furnish us with copies of all forms they file. Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons, we believe that, during fiscal year 2002, all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were satisfied.

Item 11.     Executive Compensation

      The information required is set forth in our definitive Proxy Statement in the sections entitled “Executive Officer Compensation” and “Election of Class II Directors” and is incorporated herein by reference.

Item 12.     Security Ownership and Related Stockholder Matters

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

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as a part of this Report:

1. Financial Statements:

See Item 8. of this annual report on form 10-K.

2. Financial Statement Schedules: Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Report.

      (b) Reports of Form 8-K.

      No reports on Form 8-K were filed during the quarter ended June 30, 2002.

      (c) Exhibits: See Item (a) above.

      (d) Financial Statement Schedules: See Item (a) above.

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Pleasanton, state of California, on this 30th day of September 2002.

PROBUSINESS SERVICES, INC.

By:	/s/ THOMAS H. SINTON

President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS H. SINTON Thomas H. Sinton	President, Chief Executive Officer and Director (Principal Executive Officer)	September 30, 2002

/s/ STEVEN E. KLEI Steven E. Klei	Executive Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer)	September 30, 2002

/s/ GLENDA M. CITRAGNO Glenda M. Citragno	Vice President, Finance and Principal Accounting Officer	September 30, 2002

/s/ WILLIAM T. CLIFFORD William T. Clifford	Director	September 30, 2002

/s/ DAVID C. HODGSON David C. Hodgson	Director	September 30, 2002

/s/ DENNIS R. RANEY Dennis R. Raney	Director	September 30, 2002

/s/ RONALD W. READMOND Ronald W. Readmond	Director	September 30, 2002

/s/ SAMUEL T. SPADAFORA Samuel T. Spadafora	Director	September 30, 2002

INDEX TO EXHIBITS

Footnote	Number		Exhibit Description

(2)	3.1		Amended and Restated Certificate of Incorporation.
(1)	3.2		Bylaws of Registrant.
(1)	4.1		Specimen Common Stock Certificate of Registrant.
(1)	4.2		Amended and Restated Registration Rights Agreement, dated March 12, 1997, between Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P. and certain stockholders of Registrant.
(6)	4	.2(a)	Amendment to Amended and Restated Registration Rights Agreement, dated August 1, 2000, between Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P., General Atlantic Partners 70, L.P., GAP Coinvestment Partners II, L.P. and GapStar, LLC.
(8)	4	.2(b)	Waiver and Amendment to the Amended and Restated Registration Rights Agreement dated as of December 20, 2001 by and among the Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners L.P., General Atlantic Partners 70, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, Thomas H. Sinton and the holders of a majority the Registrant’s registrable securities pursuant to the Amended Registration Rights Agreement.
(4)	4.9		Waiver and Amendment, dated as of April 27, 1999, among Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P. and certain stockholders of Registrant.
(5)	4.11		Certificate of Designation of 6.9% Senior Redeemable Convertible Preferred Stock dated August 1, 2000.
(7)	4.12		Preferred Stock Rights Agreement, dated as of August 8, 2001, between Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
(9)	4.13		Common Stock Purchase Agreement, made as of December 20, 2001, by and among the Registrant and the purchasers.
(5)	10.1		6.9% Senior Redeemable Convertible Preferred Stock Purchase Agreement, dated as of August 1, 2000, between Registrant and General Atlantic Partners 70, L.P., GAP Coinvestment Partners II, L.P. and GapStar, LLC.
(3)	10	.2*	1996 Stock Option Plan (as amended).
(2)	10	.3*	1996 Employee Stock Purchase Plan.
(1)	10	.4*	Form of Indemnification Agreement between Registrant and executive officers and directors.
	10.5		Loan and Security Agreement between Registrant and Comerica Bank-California.
	10.6		First amendment to Loan and Security Agreement between Registrant and Comerica Bank-California.
(9)	10.7		Common Stock Purchase Agreement, made as of December 20, 2001, by and among the Registrant and the purchasers.
	21.1		Subsidiaries of the Registrant.
	23.1		Consent and Report of Independent Auditors.
	99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-23189), declared effective on September 18, 1997.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-37129) filed with the Securities and Exchange Commission on October 3, 1997.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-85916) filed with the Securities and Exchange Commission on April 9, 2002.

(4)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on May 12, 1999.

(5)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2000.

(6)	Incorporated by reference from the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2000.

(7)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2001.

(8)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2002.

(9)	Incorporated by reference from the Registrant’s report of Form 8-K/ A filed with the Securities and Exchange Commission on February 19, 2002.