Form 10-K/A
period 2002-06-30
PROBUSINESS SERVICES INC
filed 2002-10-01
CIK 1028751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to
Form 10-K/A

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

Explanatory Note

      This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2002 (“Form 10-K”) for the sole purposes of (i) inserting after the Signatures section the Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer which were inadvertently filed as Exhibit 99.1 to the Registrant’s Form 10-K and (ii) refiling Exhibit 99.1 with the Certifications of the Registrant’s Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted.

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

      (c) Exhibits: See Item (a) above.

      (d) Financial Statement Schedules: See Item (a) above.

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Pleasanton, state of California, on this 30th day of September 2002.

PROBUSINESS SERVICES, INC.

By:	/s/ THOMAS H. SINTON

President and Chief Executive Officer

CERTIFICATIONS

I, Thomas H. Sinton, certify that:

      1. I have reviewed this annual report on Form 10-K of ProBusiness Services, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      Date: September 30, 2002

/s/ THOMAS H. SINTON

Thomas H. Sinton
President and Chief Executive Officer

I, Steven E. Klei, certify that:

      1. I have reviewed this annual report on Form 10-K of ProBusiness Services, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      Date: September 30, 2002

/s/ STEVEN E. KLEI

Steven E. Klei
Executive Vice President, Finance,
and Chief Financial Officer

INDEX TO EXHIBITS

Footnote	Number		Exhibit Description

(2)	3.1		Amended and Restated Certificate of Incorporation.
(1)	3.2		Bylaws of Registrant.
(1)	4.1		Specimen Common Stock Certificate of Registrant.
(1)	4.2		Amended and Restated Registration Rights Agreement, dated March 12, 1997, between Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P. and certain stockholders of Registrant.
(6)	4	.2(a)	Amendment to Amended and Restated Registration Rights Agreement, dated August 1, 2000, between Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P., General Atlantic Partners 70, L.P., GAP Coinvestment Partners II, L.P. and GapStar, LLC.
(8)	4	.2(b)	Waiver and Amendment to the Amended and Restated Registration Rights Agreement dated as of December 20, 2001 by and among the Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners L.P., General Atlantic Partners 70, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, Thomas H. Sinton and the holders of a majority the Registrant’s registrable securities pursuant to the Amended Registration Rights Agreement.
(4)	4.9		Waiver and Amendment, dated as of April 27, 1999, among Registrant, General Atlantic Partners 39, L.P., GAP Coinvestment Partners, L.P. and certain stockholders of Registrant.
(5)	4.11		Certificate of Designation of 6.9% Senior Redeemable Convertible Preferred Stock dated August 1, 2000.
(7)	4.12		Preferred Stock Rights Agreement, dated as of August 8, 2001, between Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
(9)	4.13		Common Stock Purchase Agreement, made as of December 20, 2001, by and among the Registrant and the purchasers.
(5)	10.1		6.9% Senior Redeemable Convertible Preferred Stock Purchase Agreement, dated as of August 1, 2000, between Registrant and General Atlantic Partners 70, L.P., GAP Coinvestment Partners II, L.P. and GapStar, LLC.
(3)	10	.2*	1996 Stock Option Plan (as amended).
(2)	10	.3*	1996 Employee Stock Purchase Plan.
(1)	10	.4*	Form of Indemnification Agreement between Registrant and executive officers and directors.
(10)	10.5		Loan and Security Agreement between Registrant and Comerica Bank-California.
(10)	10.6		First amendment to Loan and Security Agreement between Registrant and Comerica Bank-California.
(9)	10.7		Common Stock Purchase Agreement, made as of December 20, 2001, by and among the Registrant and the purchasers.
(10)	21.1		Subsidiaries of the Registrant.
	23.1		Consent and Report of Independent Auditors.
	99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-23189), declared effective on September 18, 1997.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-37129) filed with the Securities and Exchange Commission on October 3, 1997.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-85916) filed with the Securities and Exchange Commission on April 9, 2002.

(4)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on May 12, 1999.

(5)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2000.

(6)	Incorporated by reference from the Registrant’s report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2000.

(7)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2001.

(8)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2002.

(9)	Incorporated by reference from the Registrant’s report of Form 8-K/ A filed with the Securities and Exchange Commission on February 19, 2002.

(10)	Previously filed with the Registrant’s Annual Report on Form 10-K filed on September 30, 2002.