Form 10-Q
period 2002-09-30
PROBUSINESS SERVICES INC
filed 2002-11-15
CIK 1028751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________

FORM 10-Q
__________

(Mark One)

(x)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

     As of November 5, 2002, there were 28,595,590 shares of the Registrant’s Common Stock outstanding.

ProBusiness Services, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ProBusiness Services, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	June 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$25,082	$12,996
Short-term investments	25,658	47,023

Total cash, cash equivalents and short-term investments	50,740	60,019
Accounts receivable, net of allowances	12,459	11,692
Other current assets	20,340	22,686

	83,539	94,397
Payroll tax funds invested	1,189,707	1,705,209

Total current assets	1,273,246	1,799,606
Long-term investments	36,613	33,217
Fixed assets, net	63,367	63,921
Other assets	31,042	19,786

Total assets	$1,404,268	$1,916,530

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, current portion of capital lease obligations, current portion of note payable and deferred revenue	$39,322	$40,943
Payroll tax funds collected but unremitted	1,189,707	1,705,209

Total current liabilities	1,229,029	1,746,152
Deferred liabilities, less current portion	19,635	23,209
Note payable, less current portion	695	822
Redeemable convertible preferred stock	34,049	33,471
Stockholders’ equity	120,860	112,876

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,404,268	$1,916,530

See accompanying notes.

ProBusiness Services, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	September 30,

	2002	2001

Revenue:
Service fees	$30,649	$30,372
Interest income from payroll tax funds invested	9,635	10,523

Total revenue	40,284	40,895
Operating expenses:
Cost of providing services	18,341	19,027
General and administrative	5,828	6,640
Research and development	4,984	5,418
Client acquisition costs	9,278	15,883
Depreciation and amortization	5,170	4,367

Total operating expenses	43,601	51,335
Loss from operations	(3,317)	(10,440)
Interest expense	(165)	(197)
Interest income and other, net	817	748

Net loss	$(2,665)	$(9,889)

Net loss applicable to common shareholders:
Net loss	$(2,665)	$(9,889)
Preferred dividends	(578)	(542)

Net loss applicable to common shareholders	$(3,243)	$(10,431)

Basic and diluted net loss per share	$(0.11)	$(0.43)

Shares used in computing basic and diluted net loss per share	28,402	24,204

See accompanying notes.

ProBusiness Services, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	September 30,

	2002	2001

Operating activities
Net loss	$(2,665)	$(9,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,170	4,367
Loss on disposal of fixed assets	238	—
Changes in operating assets and liabilities:
Accounts receivable, net	(767)	(1,756)
Other current assets	2,991	(1,742)
Other assets	(716)	(552)
Accounts payable, accrued liabilities and deferred revenue	(5,175)	(890)

Net cash used in operating activities	(924)	(10,462)

Investing activities
Purchase of available for sale securities	(13,605)	(8,924)
Maturities of available for sale securities	31,566	8,893
Purchases of fixed assets	(4,854)	(6,140)

Net cash provided by (used in) investing activities	13,107	(6,171)

Financing activities
Principal payments on capital lease obligations	(36)	(32)
Repayment of note payable	(111)	—
Repayment of note receivable from stockholder	—	87
Proceeds from issuance of common stock	50	1,387

Net cash (used in) provided by financing activities	(97)	1,442

Net increase/(decrease) in cash and cash equivalents	12,086	(15,191)
Cash and cash equivalents, beginning of period	12,996	28,693

Cash and cash equivalents, end of period	$25,082	$13,502

Supplemental disclosure of cash flow information
Interest paid	$301	$171

See accompanying notes.

ProBusiness Services, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

     ProBusiness Services, Inc., (“ProBusiness’” or the “Company”) has prepared its interim condensed unaudited consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K. The condensed consolidated balance sheet, which includes June 30, 2002 balances, has been prepared from the audited consolidated financial statements of the Company.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003 or for any future periods.

     The Company has two reportable operating segments; payroll, tax and related services, and Comprehensive Outsourcing and benefits services.

     The Company experiences some seasonality to revenue in its business. Interest income from payroll tax funds invested has been subject to seasonal fluctuations, with the largest percentage of annual revenue being realized in the third and fourth fiscal quarters, primarily due to higher interest income earned on payroll tax funds invested.

     Certain prior year balances have been reclassified to conform to the current year presentation.

     The Company considers its critical accounting policies to be the carrying value of its long-lived assets, valuation of financial instruments, valuation of investments, revenue recognition, accrual for tax penalties and deferred income taxes as discussed in the section with this title in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2002 Annual Report on Form 10-K. No material change occurred to such policies in the period covered by this report.

2. Recently Issued Accounting Pronouncements

     On July 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of an asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. The adoption of SFAS No. 143 had no impact on the Company’s consolidated financial position or the consolidated results of operations.

     On July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 amends existing guidance on asset impairment and provides a single accounting model with respect to the disposal of long-lived assets. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale; and broadens the scope of businesses that are being disposed of which qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 had no impact on the Company’s consolidated financial position or the consolidated results of operations.

     In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS 146 is applied prospectively upon adoption and is not anticipated to have a material impact on the Company’s current financial position or results of operations.

3. Payroll Tax Funds Invested and Corporate Investments

     Payroll tax funds invested and corporate investments at September 30, 2002 and June 30, 2002 consist of the following (in thousands):

	September 30, 2002		June 30, 2002

	Cost	Market	Cost	Market

Money market funds and other cash equivalents	$888,664	$888,664	$1,306,685	$1,306,685
Available for sale securities:
Corporate obligations	154,058	154,913	233,868	233,324
Variable rate instruments	58,239	52,584	85,202	79,603
Government & agency securities	139,987	142,284	117,684	118,503
Certificates of deposit	8,649	8,649	37,321	37,331
Sovereign government instruments	2,050	2,064	4,350	4,369

Total available-for-sale securities	362,983	360,494	478,425	473,130

Total payroll tax funds invested and corporate investments	$1,251,647	$1,249,158	$1,785,110	$1,779,815

Amortization of premiums and discounts	(1,680)		(1,674)
Recognized other than temporary losses on payroll tax funds invested	(2,000)		(2,000)

Amortized cost of payroll tax funds invested and corporate investments	$1,247,967		$1,781,436

Classification of investments on Consolidated Balance Sheet
Payroll tax funds invested	$1,189,707	$1,186,887	$1,705,209	$1,699,575
Short and long-term investments	61,940	62,271	79,901	80,240

Total payroll tax funds invested and corporate investments	$1,251,647	$1,249,158	$1,785,110	$1,779,815

     When market values of payroll tax funds invested fall below cost, the difference is accounted for as an offset to other corporate assets.

4. Goodwill

     On July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment at least annually. SFAS No. 142 requires that the first of two impairment tests be completed within six months of adoption and any impairment loss recognized when adopting SFAS No. 142 is to be reflected as the cumulative effect of a change in accounting principle.

     In accordance with SFAS No. 142, a reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has two reporting units, however these reporting units do not have separately identifiable assets. Therefore, the first step of impairment testing was performed at the entity-wide level to determine if the carrying value exceeded its estimated fair value. The Company completed the first impairment test in September 2002, using the present value of expected future cash flows and it indicated there was no impairment.

     Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. If SFAS No. 142 had been adopted as of July 1, 2001, the pro forma operating results assuming retroactive application to adjust for the amortization of goodwill of $93,000 for the three-month period ended September 30, 2001, would have been a net loss of $9.8 million, or $0.42 per basic and diluted share.

5. Capital Leases

     On August 29, 2002 the Company entered into an equipment lease financing arrangement with a financing company in the amount of $2.0 million. This lease arrangement finances certain computer and office equipment that the Company uses for its day-to-day business activities. The lease financing is repayable ratably on a monthly basis over a three-year period. Specific fixed assets will secure the equipment financing. No amounts have been drawn against this lease to date.

6. Commitments and Contingencies

     In June 2002, the Company committed to utilize $3,500,000 of future software development services with a non-affiliated company providing onshore and offshore development services. These services commenced on July 1, 2002. At September 30, 2002, approximately $458,000 has been paid for these services.

7. Basic and Diluted Net Loss Per Share

     Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. Basic net loss per share excludes any dilutive effects of stock options, warrants and preferred stock. Diluted net loss per share includes the dilutive effect of the assumed exercise of stock options, warrants and conversion of preferred stock using the treasury stock method. However, the effect of outstanding stock options, warrants and preferred stock has been excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive for the periods presented.

     If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of historical net loss per share as well as an additional 1,466,000 and 1,706,000 common equivalent shares for the first three months of FY2003 and FY2002, respectively, related to outstanding stock options, warrants and preferred stock not included above (determined using the treasury stock method).

8. Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three months ended
	September 30,

	2002	2001

Net loss	$(2,665)	$(9,889)
Increase in fair value of derivative instruments	8,361	10,816
Unrealized gains on available-for-sale securities	2,816	175

Total comprehensive income	$8,512	$1,102

     Accumulated other comprehensive income was $28.8 million and $25.3 million at September 30, 2002 and September 30, 2001, respectively.

9. Consolidated Balance Sheet Detail

     Other assets, long-term, consist of the following (in thousands):

	September 30, 2002	June 30, 2002

Long-term derivatives	$16,202	$5,662
Goodwill	5,365	5,365
Other	9,475	8,759

	$31,042	$19,786

10. Segment Information

     The Company has two reportable operating segments: payroll, tax and related services, and Comprehensive Outsourcing and benefits services. The Company reports segment revenue information consistent with the presentation made to the Company’s management for decision-making purposes. At this time the Company does not evaluate segment performance based on operating income, as it is currently impractical for the Company to allocate expenses amongst its two operating segments. There are no intersegment sales. Revenue for each segment is as follows (in thousands):

	Three months ended
	September 30,

	2002	2001

Payroll, tax and related services	$35,402	$35,842
Comprehensive Outsourcing and benefits services	4,882	5,053

Total	$40,284	$40,895

     All revenues are derived from clients in the United States. All long-lived assets are located in the United States. No clients represent more than ten percent of the Company’s revenues.

11. Related Party Transactions

     On August 22, 2002 the Company entered into a Source Code License Agreement (“License Agreement”) and a Development Agreement with a company in which the Company’s Chief Executive Officer and certain affiliates of General Atlantic Partners, LLP (GAP, LLC) are the principal owners. David C. Hodgson, the Company's director, is a managing member of GAP, LLC, which beneficially owns more than 5% of the Company's outstanding stock. In addition, these individuals are on the Board of Directors of this company. The License Agreement allows the Company to use and license a time and attendance product in exchange for consideration of $1,250,000, which was determined to be the fair value based on the assistance of an independent third party. The Development Agreement provides that the vendor will assist the Company in further development of this product through the provision of technical services which will be incurred as work is completed on a time and materials basis.

12. Subsequent Event

     In October 2002, the Company’s Board of Directors approved a stock repurchase program for up to $20 million of the Company’s outstanding common stock that may be repurchased from time to time. The duration of the repurchase program is up to twenty-four months. Under the program, the Company can purchase shares of common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and any regulatory considerations. Any purchases will be funded from available working capital. As of September 30, 2002, ProBusiness had 28.4 million shares of common stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The previous discussion and other sections of this Form 10-Q contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may”, and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those set forth herein under “Additional Factors That May Affect Future Results”. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

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

     We have implemented a strategy to achieve breakeven results for FY2003, before accounting for preferred dividends, in a challenging economy. Economic factors continue to negatively impact our revenue growth which include declining interest rates, reductions in our client base workforce, slower new client growth, and general U.S. economic conditions. Historically, we have had significant growth in new client revenue and correspondingly made significant investments in client acquisition costs. Our financial strategy to reach breakeven in these economic conditions is to align our costs with our expected revenues, including a significant reduction in our investment in client acquisition costs. We anticipate our revenue growth rate in FY2003 to be less than FY2002. While our objective is to achieve breakeven results for FY2003, there can be no assurance that we will achieve these results by such time or at all. We have experienced significant operating losses since our inception. As of September 30, 2002, we had an accumulated deficit of $129.3 million.

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

Results of Operations

     The following table sets forth certain items reflected in the condensed consolidated statements of operations expressed as a percentage of revenue:

	Three months ended
	September 30,

	2002	2001

Revenue:
Service fees	76.1%	74.3%
Interest income from payroll tax funds invested	23.9%	25.7%

Total revenue	100.0%	100.0%
Operating expenses:
Cost of providing services	45.5%	46.5%
General and administrative	14.5%	16.2%
Research and development	12.4%	13.3%
Client acquisition costs	23.0%	38.8%
Depreciation and amortization	12.8%	10.7%

Total operating expenses	108.2%	125.5%

Loss from operations	(8.2)%	(25.5)%
Interest expense	(0.4)%	(0.5)%
Interest income and other, net	2.0%	1.8%

Net loss	(6.6)%	(24.2)%

Revenue

     Service fee revenue remained relatively unchanged in the first quarter of FY2003 when compared with the same period of FY2002, primarily as a result of continued weak economic conditions which resulted in slower new client sales and fewer employees on our clients’ payrolls. The current economic conditions, coupled with our financial strategy to reach breakeven results by significantly reducing our investment in client acquisition costs, will result in a lower service fee revenue growth rate in FY2003 when compared to FY2002. Interest income from payroll tax funds invested decreased 8.4% in the first quarter of FY2003 compared with the same period of FY2002, primarily as a result of a reduction in our average interest rate earned due to a significant decrease in our effective interest rate by 120 basis points, partially offset by an increase in our average daily balance of 14% when compared with the same average daily balance of the same period of FY2002. If current market interest rate conditions remain unchanged our effective interest rates will decline in the future as our swap agreements expire.

Cost of Providing Services

     Cost of providing services decreased 3.6% in the first quarter of FY2003 when compared with the same period of FY2002. These expenses decreased as a percentage of total revenue to 45.5% in the first quarter of FY2003 from 46.5% in the first quarter of FY2002. The decreases as a percentage of revenue and absolute dollars are primarily due to the economies of scale and our continued efforts company-wide to control costs.

General and Administrative

     General and administrative expenses decreased 12.2% in the first quarter of FY2003 when compared with the same period of FY2002. These expenses decreased as a percentage of revenue to 14.5% in the first quarter of FY2003 from 16.2% in the first quarter of FY2002. The decreases as a percentage of revenue and absolute dollars are primarily a result of continued efforts to leverage our existing resources and our expanded efforts company-wide to control costs.

Research and Development

     Research and development expenses decreased 8.0% in the first quarter of FY2003 when compared with the same period in FY2002. These expenses decreased as a percentage of total revenue to 12.4% in the first quarter of FY2003 compared with 13.3% in the first quarter of FY2002. The decreases as a percentage of revenue and in absolute dollars were primarily a result of outsourcing a portion of our development offshore and a company-wide move to control costs, partially offset by less internal-use software development costs being capitalized.

     At September 30, 2002, our significant software development projects in process were primarily related to developing additional modules for our next generation core processing system, Golden Gate™, including an integrated benefits administration module and an integrated employee services portal as well as applications to support the implementation process. To a lesser extent, we are developing software for additional functionality associated with our existing core payroll processing and payroll tax servicing systems. Capitalized internal-use software development costs were $1.3 million and $1.9 million for the first quarter of FY2003 and FY2002, respectively.

Client Acquisition Costs

     Client acquisition costs decreased 41.6% in the first quarter of FY2003 when compared with the same period in FY2002. The expenses also decreased as a percentage of total revenue to 23.0% in the first quarter of FY2003, compared to 38.8% in the first quarter of FY2002. The decreases in absolute dollars and as a percentage of revenue are primarily due to a reduction in personnel to align costs with the lower rate of new client revenue growth that we anticipate and our continued efforts company-wide, to control costs.

Depreciation and Amortization

     Depreciation and amortization expense increased 18.4% in the first quarter of FY2003 when compared with the same period in FY2002 and increased as a percentage of total revenue to 12.8% in the first quarter of FY2003, compared to 10.7% in the first quarter of FY2002. The increases in absolute dollars and as a percentage of revenue in the first quarter of FY2003 are primarily a result of an increase in depreciation of computer hardware and purchased software equipment and internal use software depreciation related to our next generation core processing system, Golden Gate™, and to a lesser extent, to our integrated employee services portal.

     Depreciation of internal use software was $1.0 million and $0.5 million for the first quarter of FY2003 and FY2002, respectively. With respect to software products currently capitalized and ready for their intended use, we expect to depreciate approximately $3.3 million for the remainder of FY2003.

Interest Expense

     Interest expense remained relatively unchanged as a percentage of total revenue at 0.4% in the first quarter of FY2003 compared to 0.5% in the first quarter of FY2002.

Interest Income and Other, Net

     Interest income and other, net also remained relatively unchanged as a percentage of total revenue at 2.0% in the first quarter of FY2003 compared to 1.8% in the first quarter of FY2002.

Critical Accounting Policies

     We consider our critical accounting policies to be the carrying value of our long-lived assets, valuation of financial instruments, valuation of investments, revenue recognition, accrual for tax penalties and deferred income taxes as discussed in the section with this title in Item 7, Management’s Discussion and

Analysis of Financial Condition and Results of Operations included in the Company’s 2002 Annual Report on Form 10-K. No material change to such policies occurred in the period covered by this report.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through sales of equity securities.

     The following table highlights liquid assets held for company use as of September 30, 2002 (in thousands):

Amortized
Principal
Amount

Cash, cash equivalents	$25,082
Short-term investments (91 days-1 year)	25,658
Long-term investments (>1-2 years)	36,613

Total cash, cash equivalents and investments	$87,353

     At September 30, 2002, we had $87.4 million of cash and liquid investments, as well as a $30.0 million secured revolving line of credit, which expires on January 31, 2005. At September 30, 2002, we had no outstanding borrowings under the line of credit.

     Net cash used in operating activities decreased $9.5 million in the first quarter of FY2003 when compared to the first quarter of FY2002. The decrease in net cash used in operating activities in the first quarter of FY2003 compared to the same period in FY2002 was primarily due to the decline in net loss and a corresponding increase in cash provided by working capital. As our business is seasonal, we have typically experienced a use of cash in operations in the first two quarters of our fiscal year resulting from lower cash balances on deposit from payroll tax funds invested. We typically generate cash from operations in the third quarter from interest income received on higher cash balances from deposit of payroll tax funds invested and cash received from calendar year-end invoicing. We expect these trends to continue. (See “Additional Factors That May Affect Future Results”)

     Net cash provided by investing activities was $13.1 million for the first quarter of FY2003. The increase of $19.3 million in net cash provided by investing activities in the first quarter of FY2003 when compared to the same period in FY2002 is primarily a result of overall maturities of long-term and short-term corporate investments of $18.0 million at quarter end. Additionally, there was a decrease of $1.3 million in capital expenditures for fixed assets.

     Net cash used in financing activities was $0.1 million for the first quarter of FY2003. The increase of $1.5 million in net cash used in financing activities for the first quarter of FY2003 when compared to the same period in FY2002 is primarily due to a decrease in proceeds from the issuance of common stock as fewer employees exercised stock options.

     We believe that existing cash and cash equivalent balances, short-term and long-term investments and amounts available under our credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. We may utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies. We may also use cash to purchase our common stock under our stock repurchase program. We may also sell additional equity or debt securities or obtain additional credit facilities.

Contractual Obligations

     Our contractual obligations at September 30, 2002, are summarized as follows (in thousands):

	Payments Due by Period

		FY2003	FY2004-FY2006	FY2007-FY2008
Contractual Obligations	Total	Commitments	Commitments	Commitments	After FY2008

Note Payable	$1,177	$355	$822	$—	$—
Capital lease obligations	89	89	—	—	—
Operating leases	70,160	4,903	19,393	12,170	33,694

Total contractual obligations	$71,426	$5,347	$20,215	$12,170	$33,694

     We lease our facilities and various equipment under non-cancelable operating leases, which expire at various dates through 2011. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain renewal options and provisions adjusting the lease payments based upon changes in operating costs or in fixed increments. Rent expense is reflected on a straight-line basis over the terms of the related leases. We are also obligated under a number of capital equipment leases, which expire at various dates through December 2003.

     We have committed to utilize $3.5 million of software development services with a company providing onshore and offshore development services. These services commenced on July 1, 2002. To date we have paid $458,000. We have no other significant commitments or obligations other than those described in the analysis above. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor have we any commitment or intent to provide additional funding to any such entity.

Other Balance Sheet Items

     Other assets, long-term were $31.0 million at September 30, 2002 compared to $19.8 million at June 30, 2002. The primary reason for this increase was an increase in the fair market value of our long-term derivatives.

New Accounting Pronouncement

     In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS 146 is applied prospectively upon adoption and is not anticipated to have a material impact on our current financial position or results of operations.

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

     As of September 30, 2002, we had an accumulated deficit of $129.3 million. While our current target is to achieve breakeven financial results for FY2003 before accounting for preferred dividends, we may fail to achieve these financial results by such time and it is possible that we may never achieve or sustain profitability in the future. Failure to generate profit would harm our financial condition and results of operations.

     Investment risks could harm our business. We invest client deposits; including payroll tax funds transferred to us by our clients, in short-term, top-tier, high quality financial instruments. Among other instruments, we invest in overnight U.S. government direct and agency obligations, commercial paper and institutional money market funds. Interest income earned from the investment of client payroll tax funds represents a significant portion of our revenue. Our results of operations could be negatively impacted by any adverse changes to credit quality, market valuation, interest rates or average daily balances. The market value of an investment could be adversely impacted by any unfavorable changes in the credit quality of the instrument. Any other than temporary declines in payroll tax funds invested will be funded by corporate funds. We have historically entered into interest rate swap agreements on a portion of our client deposits to mitigate the impact of interest rate fluctuations on our interest income. These swaps provide us with a known and fixed interest rate on the estimated fixed average daily balance and in exchange we agree to pay a floating rate typically tied to short-term tier one commercial paper rates. However, these swap agreements will not protect us from all interest rate risks. If we did not accurately project the average daily balance for our client deposits and the notional value of the swap was greater than the actual average daily balances for the period, we may have a payment obligation in excess of amounts earned on those deposits invested and the hedge may be deemed ineffective. If we fail to earn an amount equal to the short-term floating rate index on the investment portfolio, we could have a payment obligation under the agreement. If we default under our swap agreements, the default could result in acceleration and setoff by the bank of all outstanding contracts under the swap agreements and could result in cross-defaults of other debt agreements. If the party to our swap agreements fails to meet the terms of its obligations under our executed swap agreements, all amounts hedged under the swap agreements would then be subject to market interest rate fluctuation and the swap agreements could become ineffective. In the future, we may increase or reduce the level of funds hedged with interest rate swap agreements. If we do decrease our level of investments covered under interest rate swap agreements, we could be subject to greater interest rate fluctuations. Any of these consequences could harm our business and financial condition.

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

     Our future revenue and results of operations may vary substantially. We anticipate that our revenue growth rate in FY2003 will be less than FY2002 due to lower effective interest rates and, to a lesser extent, slower new client growth. In some future quarter our results of operations could be below the expectations of public market analysts and investors, which could cause the market price of our common stock to decrease dramatically.

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

     We incur substantial costs investing in new technologies but may fail to successfully introduce new offerings. We will incur substantial costs in developing or acquiring new technologies and in deploying new services and features to our clients. If we cannot develop or acquire, integrate and successfully introduce new services and new features of existing services in a cost-effective manner, our business will suffer. We have spent and will continue to spend significant time and money in the development of our next generation core processing system, Golden Gate™, and in the development and staffing of our outsourced employee administrative services offering, Comprehensive Outsourcing. We may not successfully deliver these services or the underlying system on a timely basis. Even if successfully developed, our ability to realize profits from these investments still depend on our ability to acquire and retain a critical number of clients. To the extent that any of these services or systems do not compare favorably with the offerings of our competitors or if they are introduced later than those of our competitors, they may not achieve market acceptance. Our inability to successfully develop, sell, implement or provide these and other new services on a timely basis to existing or potential clients could harm our growth strategy as well as our core operations. In combination with investing in new technologies, we capitalize those software development costs in accordance with SOP 98-1, “Accounting the Costs of Computer Software Developed or Obtained for Internal Use”. When we capitalize costs associated with new technologies and subsequent events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, we would sustain substantial write-offs. These write-offs could impact our financial results.

     In an effort to reduce our development costs we have begun to outsource some of our development efforts offshore. There are risks to working with a development company with development resources outside the U.S., including communication and management issues, political instability and natural disasters. In addition, some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Due to these and other factors, we cannot be certain that this strategy will be successful.

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

     Our success depends on our ability to compete effectively in the marketplace. The market for our services is intensely competitive. It is also subject to change and affected by new service and technology introductions and other market activities of industry participants. The market for payroll processing and tax filing is essentially divided into two alternatives, outsourcing to a service provider or performing the services in-house. Market research shows that most large companies, with greater than 1,000 employees, choose to perform their payroll processing and tax filing in-house. In-house capabilities therefore continue to represent a significant competitive challenge to us. The companies performing payroll processing and tax filing in-house use applications from third-party software vendors, such as PeopleSoft, SAP and Oracle, as well as applications developed in-house. The market for outsourced payroll processing and tax filing may not grow if more companies choose to perform payroll processing and tax filing in-house.

We also compete with other outside providers of payroll processing and tax filing services, including both a number of public and private service providers such as Automatic Data Processing, Inc. and Ceridian Corporation. We also could face new competitive challenges from other outsourced business processing providers who have begun to provide broader HR outsourcing solutions including payroll processing and tax filing services for their clients. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than we do. In addition, some of these companies offer more services or features than we do and have processing facilities located throughout the United States.

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

     Our stock price has fluctuated and is likely to continue to fluctuate. The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate in response to various factors, including the following:

•	general economic conditions;

•	quarterly operating results against investor expectations;

•	changes in our competitors’ stock prices;

•	trading volume of our common stock, including transactions by our large institutional stockholders;

•	changes in securities analysts’ estimates of our financial performance and that of our competitors;

•	announcements of technological innovations or new services by us or our competitors; and

•	the timing of and market reaction to any repurchases we may make under our stock repurchase program.

     Many of these factors are outside our control. These fluctuations are sometimes unrelated to our operating performance. The market price of our common stock could decline as a result of certain broad market fluctuations.

     A handful of our stockholders have significant control over our company, and their interests may differ from yours. As of September 30, 2002, our directors, executive officers, and affiliated stockholders together controlled approximately 31% of our voting stock. If these stockholders acted or voted together, they would have the power to exercise a significant influence over the election of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of the other stockholders. Furthermore, the interests of these stockholders may not always coincide with the interests of our company or other stockholders.

     Holders of our preferred stock have rights senior to holders of our common stock, including the right to receive dividends that will dilute the ownership of holders of common stock. In August 2000, we sold 1,132,075 shares of Preferred Stock to entities affiliated with General Atlantic Partners, LLC. In the event of a merger or acquisition, the holders of the Preferred Stock will receive $26.50 per share before any amounts may be paid to holders of our common stock. The holders of the Preferred Stock also will receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. At September 30, 2002 there were 158,272 additional shares of Preferred Stock accrued as dividends distributable. Therefore, the longer our Preferred Stock is outstanding, the more dilution the holders of our common stock will experience.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We invest funds from collected but unremitted payroll tax funds. In FY2003, we held certain derivative-based products to mitigate interest rate fluctuation risk on these funds. In FY2001and FY2002, we entered into interest rate swap agreements with a financial institution. These hedged instruments have stated amounts that cover a portion of our average daily balance of funds invested. The purpose of these agreements is to convert a portion of the interest we earn from collected but unremitted payroll tax funds from a variable to a fixed rate basis. Based upon our current estimates of expected future average daily balances, we are on average 40% to 50% hedged for the remainder of FY2003, 20% to 30% hedged for FY2004, and 10% to 15% hedged for FY2005. Based on our derivative positions at September 30, 2002, we reported a net asset of $27.6 million for the fair value of our derivative portfolio and a corresponding offset in other comprehensive income. In FY2003, the fair value of our derivative based products increased as a result of the downward trend in interest rates throughout the year. The difference between actual collected but unremitted payroll tax funds held and the notional value of these hedged instruments is exposed to market rate fluctuations in interest rates.

     The collateral exposure associated with our various interest rate swap agreements are limited by interest rate caps we hold. As of September 30, 2002, we held one interest rate cap agreement with an expiration date of January 2003, with a cap rate of 8.0%. The fair value of this cap agreement at September 30, 2002 was immaterial.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

     Our chief executive officer and our chief financial office evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this quarterly report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b)  Changes in internal controls.

     Subsequent to the date of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports were filed on 8-K for the quarter ending September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002
PROBUSINESS SERVICES, INC. (Registrant)

/s/ THOMAS H. SINTON

President and Chief Executive Officer

/s/ STEVEN E. KLEI

Executive Vice President, Finance and Chief Financial Officer

CERTIFICATIONS

I, Thomas H. Sinton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ProBusiness Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas H. Sinton

Thomas H. Sinton President and Chief Executive Officer

I, Steven E. Klei, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ProBusiness Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven E. Klei

Steven E. Klei Executive Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.