Form 10-Q
period 2002-12-31
PROBUSINESS SERVICES INC
filed 2003-02-11
CIK 1028751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-22227

ProBusiness Services, Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	94-2976066 (I.R.S. Employer Identification No.)

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

YES   ☒            NO☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES   ☒   NO☐

     As of February 3, 2003, there were 28,639,558 shares of the Registrant’s Common Stock outstanding.

ProBusiness Services, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ProBusiness Services, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	June 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$20,185	$12,996
Short-term investments	26,615	47,023

Total cash, cash equivalents and short-term investments	46,800	60,019
Accounts receivable, net of allowances	16,817	11,692
Other current assets	18,392	22,686

	82,009	94,397
Payroll tax funds invested	1,214,387	1,705,209

Total current assets	1,296,396	1,799,606
Long-term investments	35,677	33,217
Fixed assets, net	61,832	63,921
Other assets	34,626	19,786

Total assets	$1,428,531	$1,916,530

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, capital lease obligations, current portion of note payable and deferred revenue	$41,397	$40,943
Payroll tax funds collected but unremitted	1,214,387	1,705,209

Total current liabilities	1,255,784	1,746,152
Deferred liabilities, less current portion	18,785	23,209
Note payable, less current portion	565	822
Redeemable convertible preferred stock	34,634	33,471
Stockholders’ equity	118,763	112,876

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,428,531	$1,916,530

See accompanying notes.

ProBusiness Services, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenue:
Service fees	$34,262	$31,398	$64,911	$61,770
Interest income from payroll tax funds invested	8,218	10,837	17,853	21,360

Total revenue	42,480	42,235	82,764	83,130
Operating expenses:
Cost of providing services	18,977	19,155	37,318	38,182
General and administrative	5,672	6,528	11,500	13,168
Research and development	5,547	5,172	10,531	10,590
Client acquisition costs	9,371	13,417	18,649	29,300
Depreciation and amortization	5,168	4,719	10,338	9,086

Total operating expenses	44,735	48,991	88,336	100,326

Loss from operations	(2,255)	(6,756)	(5,572)	(17,196)
Interest expense	(239)	(167)	(404)	(364)
Interest income and other, net	631	464	1,448	1,212

Net loss	$(1,863)	$(6,459)	$(4,528)	$(16,348)

Net loss applicable to common shareholders:
Net loss	$(1,863)	$(6,459)	$(4,528)	$(16,348)
Preferred dividends	(585)	(555)	(1,163)	(1,097)

Net loss applicable to common shareholders	$(2,448)	$(7,014)	$(5,691)	$(17,445)

Basic and diluted net loss per share	$(0.09)	$(0.28)	$(0.20)	$(0.71)

Shares used in computing basic and diluted net loss per share	28,540	24,682	28,471	24,443

See accompanying notes.

ProBusiness Services, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	December 31,

	2002	2001

Operating activities
Net loss	$(4,528)	$(16,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,338	9,086
Loss on disposal of fixed assets	250	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,125)	(4,808)
Other current assets	1,707	(4,456)
Other assets	(1,735)	(1,500)
Accounts payable, accrued liabilities and deferred revenue	(3,928)	2,388

Net cash used in operating activities	(3,021)	(15,638)

Investing activities
Purchase of available for sale securities	(23,175)	(8,924)
Maturities of available for sale securities	40,627	15,692
Purchases of fixed assets	(8,499)	(10,849)

Net cash provided by (used in) investing activities	8,953	(4,081)

Financing activities
Principal payments on capital lease obligations	(73)	(66)
Proceeds from the issuance of note payable	—	1,500
Repayment of note payable	(226)	—
Repayment of note receivable from stockholder	—	87
Proceeds from issuance of common stock	1,556	39,555

Net cash provided by financing activities	1,257	41,076

Net increase in cash and cash equivalents	7,189	21,357
Cash and cash equivalents, beginning of period	12,996	28,693

Cash and cash equivalents, end of period	$20,185	$50,050

Supplemental disclosure of cash flow information
Interest paid	$510	$423

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

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003 or for any future periods.

     In October 2002, the Company formed a wholly-owned subsidiary, ProBusiness International, LLC (“ProBusiness International”), with a branch located in Geneva, Switzerland. This branch was created primarily to assess applicable requirements to develop and extend payroll processing services globally.

     The Company has two reportable operating segments; payroll, tax and related services, and Comprehensive Outsourcing and benefits services.

     The Company experiences some seasonality to revenue in its business. Interest income from payroll tax funds invested has been subject to seasonal fluctuations, with the largest percentage of annual revenue being realized in the third and fourth fiscal quarters, primarily due to the higher average daily balances of payroll tax funds invested during that period.

     Depreciation and amortization expense in the prior year has been reclassified to conform to the current year presentation.

     The Company considers its critical accounting policies to be the estimation of the carrying value of its long-lived assets, valuation of financial instruments, the valuation of investments, revenue recognition, the accrual methodology for tax penalties and deferred income taxes as discussed in the section with this title in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2002 Annual Report on Form 10-K. No material change occurred to such policies in the period covered by this report.

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

     On July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 amends existing guidance on asset impairment and provides a single accounting model with respect to the disposal of long-lived assets. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale; and broadens the scope of businesses that are being disposed of which qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The initial adoption of SFAS No. 144 had no impact on the Company’s consolidated financial position or the consolidated results of operations.

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

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 will change current practice in the accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value. Previously guarantees were recorded as a liability only when a loss was probable and could be reasonably estimated, as those terms defined in FASB Statement No. 5, “Accounting for Contingencies”. FIN 45 also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote. FIN 45 disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 is not anticipated to have a material impact on the Company’s consolidated financial position or the consolidated results of operations. The disclosure requirements of the FIN 45, which are effective for the quarter ended December 31, 2002, are included in the following paragraph.

     The Company includes indemnification provisions in client contracts that range in duration and coverage; and the amounts of these indemnification obligations are not explicitly stated. To date the Company has not made any significant payments for these indemnification obligations.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 provides alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28 “Interim Financial Reporting” (APB 28) to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Currently the Company uses the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) to account for employee stock options. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, however, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. SFAS 148’s annual disclosure requirements of Statement 123 is effective for the Company for the fiscal year ending June 30, 2003 and amendment of the disclosure requirements of APB 28 is effective for the Company for the interim reporting period ending March 31, 2003. The additional disclosures required under SFAS 148 are not anticipated to have a material impact on the Company.

3. Payroll Tax Funds Invested and Corporate Investments

     Payroll tax funds invested and corporate investments at December 31, 2002 and June 30, 2002 consist of the following (in thousands):

	December 31, 2002		June 30, 2002

	Cost	Market	Cost	Market

Money market funds and other cash equivalents	$922,189	$922,189	$1,306,685	$1,306,685
Available for sale securities:
Corporate obligations	149,135	149,377	233,868	233,324
Variable rate instruments	57,751	52,100	85,202	79,603
Government & agency securities	130,546	132,651	117,684	118,503
Certificates of deposit	10,249	10,249	37,321	37,331
Sovereign government instruments	6,858	6,822	4,350	4,369

Total available-for-sale securities	354,539	351,199	478,425	473,130

Total payroll tax funds invested and corporate investments	1,276,728	$1,273,388	1,785,110	$1,779,815

Amortization of premiums and discounts	(2,187)		(1,674)
Recognized other than temporary losses on payroll tax funds invested	(2,000)		(2,000)

Amortized cost of payroll tax funds invested and corporate investments	$1,272,541		$1,781,436

Classification of investments on Condensed Consolidated Balance Sheets
Payroll tax funds invested	$1,214,387	$1,211,096	$1,705,209	$1,699,575
Short and long-term investments	62,341	62,292	79,901	80,240

Total payroll tax funds invested and corporate Investments	$1,276,728	$1,273,388	$1,785,110	$1,779,815

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

     Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. If SFAS No. 142 had been adopted as of July 1, 2001, the pro forma operating results assuming retroactive application to adjust for the amortization of goodwill for the six-month and three-month period ended December 31, 2001, would have reduced amortization expense by $185,000 and $93,000, resulting in a net loss of $16.2 million and $6.4 million, or $0.71 and $0.28 per basic and diluted share, respectively.

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

6. Commitments and Contingencies

     In June 2002, the Company committed to utilize $3,500,000 of future software development services with a non-affiliated company providing onshore and offshore development services. These services commenced on July 1, 2002. At December 31, 2002, approximately $581,000 has been paid for these services.

7. Equity

     In October 2002, the Company’s Board of Directors approved a stock repurchase program for up to $20 million of the Company’s outstanding common stock that may be repurchased from time to time. The duration of the repurchase program is up to twenty-four months. Under the program, the Company can purchase shares of common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and any regulatory considerations. Any purchases will be funded from available working capital. As of December 31, 2002, ProBusiness had 28.6 million shares of common stock outstanding and no outstanding common stock has been repurchased under this program. Under the terms of the merger agreement, as discussed in Note 13, we cannot repurchase stock prior to the consummation of the merger.

8. Basic and Diluted Net Loss Per Share

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

     If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of historical net loss per share as well as an additional 1,516,000 and 1,796,000 common equivalent shares for the first six months of fiscal year 2003 and 2002, respectively, related to outstanding stock options, warrants and preferred stock not included above (determined using the treasury stock method).

9. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net loss	$(1,863)	$(6,459)	$(4,528)	$(16,348)
Increase (decrease) in fair value of derivative instruments	(851)	(1,301)	7,510	9,514
Unrealized gain (loss) on available-for-sale securities	(321)	(184)	2,495	(8)
Foreign currency exchange	17	—	17	—

Total comprehensive income (loss)	$(3,018)	$(7,944)	$5,494	$(6,842)

     Accumulated other comprehensive income was $27.6 million and $23.8 million at December 31, 2002 and December 31, 2001, respectively.

10. Consolidated Balance Sheet Detail

     Other assets, long-term, consist of the following (in thousands):

	December 31,	June 30,
	2002	2002

Long-term derivatives	$18,767	$5,662
Goodwill	5,365	5,365
Other	10,494	8,759

	$34,626	$19,786

11. Segment Information

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

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

Payroll, tax and related services	$36,760	$37,311	$72,162	$73,153
Comprehensive Outsourcing and benefits services	5,720	4,924	10,602	9,977

Total	$42,480	$42,235	$82,764	$83,130

     All revenues are derived from clients in the United States. Substantially all long-lived assets are located in the United States. No clients represent more than ten percent of the Company’s revenues.

12. Related Party Transactions

     On August 22, 2002 the Company entered into a Source Code License Agreement (“License Agreement”) and a Development Agreement with SmartTime, Inc., a company in which the Company’s Chief Executive Officer and certain affiliates of General Atlantic Partners, LLP (“GAP, LLC”) are the principal owners. David C. Hodgson, the Company’s director, is a managing member of GAP, LLC, which beneficially owns more than 5% of the Company’s outstanding stock. In addition, these individuals are on the Board of Directors of SmartTime. The License Agreement allows the Company to use and license a time and attendance product in exchange for consideration of $1,250,000, which was determined to be the fair value based on the assistance of an independent third party. The Development Agreement provides that the vendor will assist the Company in further development of this product through the provision of technical services which will be incurred as work is completed on a time and materials basis. At December 31, 2002, approximately $819,000 has been paid for these services. In January 2003, the Company’s disinterested directors authorized management to enter into an agreement to license up to $650,000 of technology from SmartTime. On February 6, 2002, the Company entered into an agreement to purchase licenses totaling $320,000. The terms of such licenses have been negotiated on an arms-length basis and approved by the Company’s disinterested directors.

13. Subsequent Event

     On January 5, 2003, the Company entered into an Agreement and Plan of Merger with Automatic Data Processing, Inc. (“ADP”), ADP Merger Corp. and the Company (the “Merger Agreement”). The Merger Agreement provides that ADP Merger Corp. will be merged with and into the Company (the “Merger”) and the Company will become a wholly-owned subsidiary of ADP.

     Under the terms of the Merger Agreement, (i) each outstanding share of 6.9% Redeemable Convertible Preferred will, in accordance with the preference conferred upon the preferred stock in the Company’s certificate of incorporation be converted into the right to receive $26.50 in cash, (ii) each outstanding share of the Company’s common stock, will be converted into the right to receive $17.00 in cash and (iii) each outstanding option to purchase the Company’s common stock will entitle the holder thereof to receive an amount in cash equal to the excess, if any, of (a) $17.00 over (b) the per share exercise price of the option.

     The Merger is conditioned upon, among other things, (i) approval of the holders of the majority of the Company’s common stock and the Company’s preferred stock (voting together as a single class on an as-converted to common stock basis), (ii) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iii) other customary conditions. There can be no assurance that the merger will be consummated in a timely manner, if at all.

     In connection with the execution of the Merger Agreement, ADP, ADP Merger Corp. and certain stockholders of the Company entered into stockholder support agreements, pursuant to which such stockholders agreed to vote shares constituting approximately 30% of the Company’s outstanding capital stock in favor of the approval of the Merger and the adoption of the Merger Agreement and against any alternative acquisition proposal. These stockholders granted two of ADP’s officers an irrevocable proxy to vote their shares in favor of the Merger and the adoption of the Merger Agreement and against any alternative acquisition proposal.

     On January 7, 2003, an action, Goldine vs. Hodgson, et al., was filed with the Superior Court of the State of California for the County of Alameda. In this action, the plaintiff named as defendants the Company’s board of directors. The Company is not a named defendant in the action. The complaint asserts claims on behalf of the Company’s public stockholders who are similarly situated with the plaintiff. Among other things, the complaint alleges that the members of the Company’s board of directors have breached their fiduciary duties to the Company’s stockholders and that the directors engaged in self-dealing in connection with approval of the Merger. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the Merger. The Company believes that the allegations are without merit and the members of the Company’s board of directors intend to vigorously contest the action.

     In January 2003, the Company committed to utilize $1.3 million of research and development and consulting services with a non-affiliated company. These services have commenced. No amounts have been paid for these services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The previous discussion and other sections of this Form 10-Q contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may”, and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those set forth herein under “Factors Relating to Our Proposed Merger With ADP” and “Additional Factors That May Affect Future Results”. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

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

     Economic factors continue to negatively impact our revenue growth which include declining interest rates, slow growth in our client base workforce, slower new client growth, and general U.S. economic conditions. Historically, we have had significant growth in new client revenue and correspondingly made significant investments in client acquisition costs. Our financial strategy to improve bottom-line results in these economic conditions is to align our costs with our expected revenues, including a significant reduction in our investment in client acquisition costs. While our strategy over the last several quarters has been to achieve breakeven results for FY2003, the recent announcement of our proposed merger with ADP has created factors that will likely adversely affect our ability to achieve these results. These factors include (i) significant additional costs we will incur related to the proposed merger (ii) the impact the announcement could have on our existing client base (iii) the impact the announcement has had on our new client pipeline and ability to close sales and (iv) the internal decisions we may make in response to the effects the proposed merger may have on our operations. We anticipate our revenue growth rate in FY2003 to be less than FY2002. Because of these factors, it is unlikely that we will achieve breakeven results for FY2003, or at all. We have experienced significant operating losses since our inception. As of December 31, 2002, we had an accumulated deficit of $131.8 million.

     The establishment of new client relationships involves lengthy and extensive sales and implementation processes. The sales process generally takes three to twelve months or longer, and the implementation process generally takes an additional three to nine months or longer. Our cost of providing services consists primarily of ongoing account management, tax and benefits administration operations and production costs. General and administrative expenses consist primarily of costs for finance, information technology and corporate services. Research and development expenses consist primarily of personnel and third-party subcontractor costs. Client acquisition costs consist of sales and implementation expenses. Depreciation and amortization expenses consist primarily of depreciation of fixed assets including depreciation associated with capitalized internal-use software development costs.

Results of Operations

     The following table sets forth certain items reflected in the condensed consolidated statements of operations expressed as a percentage of revenue:

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenue:
Service fees	80.7%	74.3%	78.4%	74.3%
Interest income from payroll tax funds invested	19.3%	25.7%	21.6%	25.7%

Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of providing services	44.7%	45.3%	45.1%	45.9%
General and administrative	13.3%	15.5%	13.9%	15.9%
Research and development	13.0%	12.2%	12.7%	12.7%
Client acquisition costs	22.1%	31.8%	22.5%	35.3%
Depreciation and amortization	12.2%	11.2%	12.5%	10.9%

Total operating expenses	105.3%	116.0%	106.7%	120.7%

Loss from operations	(5.3)%	(16.0)%	(6.7)%	(20.7)%
Interest expense	(0.6)%	(0.4)%	(0.5)%	(0.4)%
Interest income and other, net	1.5%	1.1%	1.7%	1.4%

Net loss	(4.4)%	(15.3)%	(5.5)%	(19.7)%

Revenue

     Service fee revenue increased 9.1% in the second quarter and 5.1% in the first six months of FY2003 when compared with the same periods of FY2002, primarily as a result of an increase in the number of checks processed and expanded services within our client base from our payroll, tax and related services segment, as well as increased revenue from our Comprehensive Outsourcing segment, and to a lesser extent, some one-time non-recurring service fee revenue. Interest income from payroll tax funds invested decreased 24.2% in the second quarter and 16.4% in the first six months of FY2003 compared with the same periods of FY2002, primarily as a result of a reduction in our effective interest rate of 150 basis points for the second quarter of FY2003, partially offset by an increase in our average daily balance of over 3% when compared with the same average daily balance of the same period of FY2002. If current market interest rate conditions decrease or remain unchanged, our effective interest rates will decline in the future as our swap agreements expire. (See “Quantitative and Qualitative Disclosures About Market Risk”)

Cost of Providing Services

     Cost of providing services decreased 0.9% in the second quarter and 2.3% for the first six months of FY2003 when compared with the same periods of FY2002. These expenses decreased as a percentage of total revenue to 44.7% in the second quarter and 45.1% in the first six months of FY2003 from 45.3% in the second quarter and 45.9% in the first six month of FY2002. The decreases as a percentage of revenue and absolute dollars are primarily due to the economies of scale and our continued efforts company-wide to control costs.

General and Administrative

     General and administrative expenses decreased 13.1% in the second quarter and 12.7% in the first six months of FY2003 when compared with the same periods of FY2002. These expenses decreased as a percentage of revenue to 13.4% in the second quarter and 13.9% in the first six months of FY2003 from 15.5% in the second quarter and 15.9% in the first six months of FY2002. The decreases as a percentage of revenue and absolute dollars are primarily a result of continued efforts to leverage our existing resources and our efforts company-wide to control costs.

Research and Development

     Research and development expenses increased 7.3% in the second quarter and remained relatively unchanged in the first six months of FY2003 when compared with the same periods in FY2002. These expenses increased as a percentage of total revenue to 13.0% in the second quarter and remained relatively unchanged at 12.7% in the first six months of FY2003 compared with 12.2% in the second quarter and 12.7% in the first six months of FY2002. The increases as a percentage of revenue and in absolute dollars were primarily a result of an increase in costs associated with research and preliminary development.

     At December 31, 2002, our significant software development projects in process were primarily related to developing additional modules for our next generation core processing system, Golden Gate™, including an integrated benefits administration module and an integrated employee services portal. To a lesser extent, we are developing software for additional functionality associated with our existing core payroll processing and payroll tax servicing systems. Capitalized internal-use software development costs were $1.2 million and $2.5 million for the second quarter and the first six months of FY2003 and $1.0 million and $2.9 million for the same periods of FY2002.

Client Acquisition Costs

     Client acquisition costs decreased 30.2% in the second quarter and 36.4% for the first six months of FY2003 when compared with the same periods in FY2002. The expenses also decreased as a percentage of total revenue to 22.1% in the second quarter and to 22.5% for the first six months of FY2003, compared to 31.8% in the second quarter and 35.3% for the first six months of FY2002. The decreases in absolute dollars and as a percentage of revenue are primarily due a reduction in personnel to align costs with a lower rate of anticipated new client revenue growth, our continued efforts company-wide to control costs, and to a lesser extent, to an increase in deferred costs, net of amortization, associated with our adoption of Staff Accounting Bulletin 101.

Depreciation and Amortization

     Depreciation and amortization expense increased 9.5% in the second quarter and 13.8% in the first six month of FY2003 when compared with the same periods in FY2002 and increased as a percentage of total revenue to 12.2% in the second quarter and 12.5% for the first six months of FY2003, compared to 11.2% in the second quarter and 10.9% for the first six months of FY2002. The increases in absolute dollars and as a percentage of revenue are primarily a result of an increase in depreciation of computer hardware and purchased software equipment and internal-use software depreciation related to our next generation core processing system, Golden Gate™, and to a lesser extent, to our integrated employee services portal.

     Depreciation of internal use software was $1.0 million for the second quarter and $2.0 for the first six months of FY2003 and $0.7 million and $1.3 million for the same periods in FY2002. With respect to software products currently capitalized and ready for their intended use, we expect to depreciate approximately $2.3 million for the remainder of FY2003.

Interest Expense

     Interest expense increased as a percentage of total revenue to 0.6% in the second quarter and 0.5% for the first six months of FY2003 compared to 0.4% for the same periods of FY2002.

Interest Income and Other, Net

     Interest income and other, net remained relatively unchanged as a percentage of total revenue at 1.5% in the second quarter and 1.7% for the first six months of FY2003 compared to 1.1% and 1.4% for the same periods of FY2002.

Critical Accounting Policies

     We consider our critical accounting policies to be the estimation of the carrying value of our long-lived assets, valuation of financial instruments, valuation of investments, revenue recognition, estimation methodology for the accrual for tax penalties and deferred income taxes as discussed in the section with this title in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2002 Annual Report on Form 10-K. No material change to such policies occurred in the period covered by this report.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through sales of equity securities.

     The following table highlights liquid assets held for company use as of December 31, 2002 (in thousands):

Amortized
Principal
Amount

Cash and cash equivalents	$20,185
Short-term investments (91 days-1 year)	26,615
Long-term investments (>1-2 years)	35,677

Total cash, cash equivalents and investments	$82,477

     At December 31, 2002, we had $82.5 million of cash and liquid investments, as well as a $30.0 million secured revolving line of credit, which expires on January 31, 2005. At December 31, 2002, we had no outstanding borrowings under the line of credit. Under the terms of the Merger Agreement we cannot utilize our line of credit prior to the consummation of the Merger.

     Net cash used in operating activities decreased $12.6 million for the first six months of FY2003 when compared to the same period of FY2002. The decrease in net cash used in operating activities in the first six months of FY2003 compared to the same period in FY2002 was primarily due to the decline in net loss and a corresponding increase in cash provided by working capital. As our business is seasonal, we have typically experienced a use of cash in operations in the first two quarters of our fiscal year resulting from lower cash balances on deposit from payroll tax funds invested. We typically generate cash from operations in the third quarter from interest income received on higher cash balances from deposit of payroll tax funds invested and cash received from calendar year-end invoicing.

     Net cash provided by investing activities was $9.0 million for the first six months of FY2003. The increase of $13.0 million in net cash provided by investing activities in the first six months of FY2003 when compared to the same period in FY2002 is primarily a result of overall maturities of long-term and short-term corporate investments of $17.5 million during the first six months of FY2003 and $6.8 million for the same period in FY2002. Additionally, there was a decrease of $2.4 million in capital expenditures for fixed assets.

     Net cash provided by financing activities was $1.3 million for the first six months of FY2003. The decrease of $39.8 million in net cash provided by financing activities for the first six months of FY2003 when compared to the same period in FY2002 is primarily due to gross proceeds from the issuance of approximately $36 million of common stock in the second quarter of FY2002.

     We believe that existing cash and cash equivalent balances, short-term and long-term investments and amounts available under our credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

     Our contractual obligations at December 31, 2002, are summarized as follows (in thousands):

	Payments Due by Period

		FY2003	FY2004-FY2006	FY2007-FY2008
Contractual Obligations	Total	Commitments	Commitments	Commitments	After FY2008

Note Payable	$1,062	$240	$822	$—	$—
Capital lease obligations	52	52	—	—	—
Operating leases	68,984	3,432	19,688	12,170	33,694

Total contractual obligations	$70,098	$3,724	$20,510	$12,170	$33,694

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

     We have committed to utilize $3.5 million of software development services with a company providing onshore and offshore development services. These services commenced on July 1, 2002. To date we have paid $581,000. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor have we any commitment or intent to provide additional funding to any such entity.

     In January 2003 we committed to utilize $1.3 million of research and development and consulting services with a non-affiliated company. These services have commenced. No amounts have been paid for these services.

Other Balance Sheet Items

     Other assets, long-term were $34.6 million at December 31, 2002 compared to $19.8 million at June 30, 2002. The primary reason for this increase was an increase in the fair market value of our long-term derivatives.

Recent Developments

     On January 5, 2003, we entered into the Merger Agreement with ADP and ADP Merger Corp. The Merger Agreement provides that ADP Merger Corp. will be merged with and into our company and we will become a wholly-owned subsidiary of ADP.

     Under the terms of the Merger Agreement, (i) each outstanding share of 6.9% Redeemable Convertible Preferred will, in accordance with the preference conferred upon the preferred stock in the Company’s certificate of incorporation, be converted into the right to receive $26.50 in cash, (ii) each outstanding share of our common stock, will be converted into the right to receive $17.00 in cash and (iii) each outstanding option to purchase our common stock will entitle the holder thereof to receive an amount in cash equal to the excess, if any, of (a) $17.00 over (b) the per share exercise price of the option.

     The Merger is conditioned upon, among other things, (i) approval of the holders of the majority of our common stock and preferred stock (voting together as a single class on an as-converted to common stock basis), (ii) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iii) other customary conditions. There can be no assurance that the merger will be consummated in a timely manner, if at all.

     In accordance with the Merger Agreement, unless otherwise agreed to by the parties, we cannot take certain actions, including but not limited to the following: (i) enter into new lines of business material to our company; (ii) declare dividends other than the payment of quarterly dividends payable in shares of Preferred Stock to the holders of our Preferred Stock; (iii) repurchase any of our stock; (iv) issue stock other than (a) upon the exercise of stock options in the ordinary course of business (b) under our Employee Stock Purchase Plan (c) grant stock options in the ordinary course of business, limited to no more than 75,000 shares in each three month period; (v) amend our charter documents; (vi) make material acquisitions; (vii) enter into new joint ventures or strategic partnership that are material; (viii) encumber or dispose of any properties or assets except in the ordinary course of business; (ix) make any loans or investments other than employee loans in the ordinary course up to $250,000 or other investments/loans made pursuant to our investment policy; (x) make or change in accounting methods except as required by GAAP or the SEC; (xi) make or change any material tax election; (xii) settle any material claims other than (a) in the ordinary course of business, (b) to the extent subject to existing reserves (c) amounts outside the ordinary course of business not to exceed $500,000 or (d) engage in any activities on behalf of customers; (xiii) enter into new or amend any existing employment agreements or make any special payments to employees except in the ordinary course of business or pursuant to our retention plans; (xiv) enter into any third party license for material intellectual property; (xv) incur indebtedness for borrowed money or guarantee any such indebtedness; (xvi) adopt a plan of liquidation; (xvii) enter into any related party transaction; (xviii) permit any licensee to do any or omit to do any act whereby our intellectual property would be invalidated; (xix) make any commitment to enter into, or amend, modify or terminate or waive any rights under any material contract.

     In connection with the execution of the Merger Agreement, ADP, ADP Merger Corp. certain stockholders entered into stockholder support agreements, pursuant to which such stockholders agreed to vote shares constituting approximately 30% of our outstanding capital stock in favor of the approval of the Merger and the adoption of the Merger Agreement and against any alternative acquisition proposal. These stockholders granted two of ADP’s officers an irrevocable proxy to vote their shares in favor of the Merger and the adoption of the Merger Agreement and against any alternative acquisition proposal.

     In addition, we amended our Amended and Restated Preferred Stock Rights Agreement to provide that (i) ADP or any person or entity affiliated therewith and ADP Merger Corp. would not be deemed an “Acquiring Person”, as such term is defined in the Amended and Restated Rights Plan and none of the “Distribution Date”, “Shares Acquisition Date”, “Section 13 Event” or “Triggering Event”, as each such term is defined in the Amended and Restated Rights Plan, would be deemed to occur as a result of the execution of the Merger Agreement and other transactions contemplated by the Merger Agreement and (ii) all outstanding rights under the Amended and Restated Rights Plan will terminate immediately prior to the effective time of the proposed Merger.

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

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value. Previously guarantees were recorded as a liability only when a loss was probable and could be reasonably estimated, as those terms defined in FASB Statement No. 5, “Accounting for Contingencies”. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. FIN 45 disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 is not anticipated to have a material impact on our consolidated financial position or the consolidated results of operations.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 provides alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28 “Interim Financial Reporting” (APB 28) to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Currently we use the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) to account for employee stock options. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, however, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. SFAS148’s annual disclosure requirements of Statement 123 is effective for the year ended June 30, 2003 and amendment of the disclosure requirements of APB 28 is effective for the interim reporting period ending March 31, 2003. The additional disclosures required under SFAS 148 are not anticipated to have a material impact on the Company.

Factors Related To Our Proposed Merger with ADP

     We face risks relating to our proposed Merger with ADP. On January 5, 2003, we executed the Merger Agreement to be acquired by ADP. Under the terms of the agreement, each outstanding share of our common stock will be converted into the right to receive $17.00 in cash. The announcement and pendency of the proposed Merger has had a negative impact on our ability to sell our services and attract new clients, and may have a negative impact on our ability to retain employees and existing clients and maintain strategic relationships. Our revenues and results of operations may be adversely effected if clients delay, defer, or cancel services as a result of the proposed Merger.

     The Merger is subject to approval by our stockholders and various regulatory agencies, and there can be no assurance that the Merger will be successfully completed. In the event that the Merger is not successfully completed, our results of operations and common stock price could be materially adversely affected.

     Our failure to complete the proposed Merger with ADP could adversely affect our business. If the Merger is not completed, we may be subject to a number of material risks, including the following:

•	the public announcement of the proposed Merger has adversely affected our new client pipeline and ability to close sales.

•	the public announcement of the proposed Merger may adversely affect our relationships with some of our clients and strategic partners;

•	the public announcement of the proposed Merger may have an adverse effect on our ability to attract and retain employees;

•	we may be required to pay ADP a termination fee of $25 million;

•	we may not be able to collect the $25 million fee ADP will be required to pay us under certain circumstances;

• the price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the proposed Merger will be completed;

• costs related to the proposed Merger, such as legal, accounting, and financial advisor fees, must be paid even if the Merger is not completed; and.

• internal decisions we may make in response to the effects the proposed merger may have on our operations.

Additional Factors That May Affect Future Results

     We have sustained a history of operating losses and may not achieve profitability in the future. We have experienced significant operating losses since our inception. As of December 31, 2002 we had an accumulated deficit of $131.8 million. Historically, we have incurred operating losses due to continued investments in client acquisition costs and research and development. We also incurred costs associated with expanding our sales efforts, service offerings and operations to new geographic regions. The general condition of the United States economy and the current weakness in the economy has and will continue to affect our business. These effects have taken the forms of declines in interest rates, client staff reductions, strikes, and acquisitions of our clients by other companies, among others. In addition, potential clients and existing clients are also less likely to switch service providers and in some cases are delaying or postponing purchasing decisions. These factors could result in the reduction of the aggregate amount of payroll that we process and the amount of interest that we earn on such funds. In addition, the general condition of the United States economy is affected by social, political and military conditions, including terrorist threats and acts and any response by the United States to such threats and acts.

     While our strategy over the last several quarters has been to achieve breakeven results for FY2003, the recent announcement of our proposed merger with ADP has created factors that will likely adversely affect our ability to achieve these results. These factors include (i) significant additional costs we will incur related to the proposed merger (ii) the impact the announcement could have on our existing client base (iii) the impact the announcement has had on our new client pipeline and ability to close sales and (iv) the internal decisions we may make in response to the effects the proposed merger may have on our operations.

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

• proposed merger with ADP;

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

     We need to incur substantial expenses to gain more clients and expand our offerings, but we may not realize profits from these expenses. Our ability to improve bottom-line results will depend in part upon our ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. Establishing new client relationships is a time-consuming and expensive process. It generally takes three to twelve months or longer, and implementing our services generally takes an additional three to nine months or longer. These sales cycles may lengthen if the economy continues to weaken. As we acquire each new client, we incur substantial client acquisition costs, which consist primarily of sales and implementation expenses. We incur these costs in advance of revenue, and we cannot guarantee how long it will take to fully recoup these costs. If we cannot maintain our historically high client retention rate, our return on customer acquisition cost will be significantly lower. As we expand our service offerings, we incur substantial operating costs associated with hiring the management and building the operational infrastructure. We may not realize profits from these investments, and failure to do so would harm our financial condition and results of operations.

     We incur substantial costs investing in new technologies but may fail to successfully introduce new offerings. We will incur substantial costs in developing or acquiring new technologies and in deploying new services and features to our clients. If we cannot develop or acquire, integrate and successfully introduce new services and new features of existing services in a cost-effective manner, our business will suffer. We have spent and will continue to spend significant time and money in the development of our next generation core processing system, Golden Gate™, and in the development and staffing of our outsourced employee administrative services offering, Comprehensive Outsourcing. We may not successfully deliver these services or the underlying system on a timely basis. Even if successfully developed, our ability to realize profits from these investments still depend on our ability to acquire and retain a critical number of clients. To the extent that any of these services or systems do not compare favorably with the offerings of our competitors or if they are introduced later than those of our competitors, they may not achieve market acceptance. Our inability to successfully develop, sell, implement or provide these and other new services on a timely basis to existing or potential clients could harm our growth strategy as well as our core operations. In combination with investing in new technologies, we capitalize those software development costs in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. When we capitalize costs associated with new technologies and subsequent events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, we would sustain substantial write-offs. These write-offs could impact our financial results.

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

     Acquisitions and investments, especially unsuccessful ones, could harm our financial results. We have in the past and intend in the future to make additional acquisitions and investments. Future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. Furthermore, strategic acquisitions or investments may not be successfully integrated into our existing operations, or we may not realize the anticipated benefits. If unsuccessful, they could harm our business and financial condition. However, under the terms of the Merger Agreement we are prohibited from entering into any material acquisitions or investments prior to consummation of the Merger.

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

• proposed merger with ADP;

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

     A handful of our stockholders have significant control over our company, and their interests may differ from yours. As of December 31, 2002, our directors, executive officers, and affiliated stockholders together controlled approximately 31% of our voting stock. If these stockholders acted or voted together, they would have the power to exercise a significant influence over the election of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of the other stockholders. Furthermore, the interests of these stockholders may not always coincide with the interests of our company or other stockholders.

     Holders of our preferred stock have rights senior to holders of our common stock, including the right to receive dividends that will dilute the ownership of holders of common stock. In August 2000, we sold 1,132,075 shares of Preferred Stock to entities affiliated with General Atlantic Partners, LLC. In the event of a merger or acquisition, the holders of the Preferred Stock will receive $26.50 per share before any amounts may be paid to holders of our common stock. The holders of the Preferred Stock also will receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. At December 31, 2002 there were 180,714 additional shares of Preferred Stock accrued as dividends distributable. Therefore, the longer our Preferred Stock is outstanding, the more dilution the holders of our common stock will experience.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We invest funds from collected but unremitted payroll tax funds. In FY2003, we held certain derivative-based products to mitigate interest rate fluctuation risk on these funds. In FY2001 and FY2002, we entered into interest rate swap agreements with a financial institution. These hedged instruments have stated amounts that cover a portion of our average daily balance of funds invested. The purpose of these agreements is to convert a portion of the interest we earn from collected but unremitted payroll tax funds from a variable to a fixed rate basis. Based upon our current estimates of expected future average daily balances, we are on average 40% to 50% hedged for the remainder of FY2003, 20% to 30% hedged for FY2004, and 10% to 15% hedged for FY2005. Based on our derivative positions at December 31, 2002, we reported a net asset of $26.8 million for the fair value of our derivative portfolio and a corresponding offset in other comprehensive income. In FY2003, the fair value of our derivative based products increased as a result of the downward trend in interest rates throughout the year. The difference between actual collected but unremitted payroll tax funds held and the notional value of these hedged instruments is exposed to market rate fluctuations in interest rates.

     The collateral exposure associated with our various interest rate swap agreements are limited by interest rate caps we hold. As of December 31, 2002, we held one interest rate cap agreement with an expiration date of January 2003, with a cap rate of 8.0%. The fair value of this cap agreement at December 31, 2002 was immaterial.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On January 7, 2003, an action, Goldine vs. Hodgson, et al., was filed with the Superior Court of the State of California for the County of Alameda. In this action, the plaintiff named as defendants the Company’s board of directors. ProBusiness is not a named defendant in the action. The complaint asserts claims on behalf of our public stockholders who are similarly situated with the plaintiff. Among other things, the complaint alleges that the members of our board of directors have breached their fiduciary duties to our stockholders and that our directors engaged in self-dealing in connection with approval of the Merger. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the Merger. We believe that the allegations are without merit and the members of our board of directors intend to vigorously contest the action.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Stockholders (the “Annual Meeting”) on December 6, 2002.

(b)	At the Annual Meeting, our preferred stockholders elected David C. Hodgson as the Class II Director to serve for a term of three years.

(c)	The stockholders of the Company voted on the following matters at the Annual Meeting:

1.	Approval of amendments to our 1996 Stock Option Plan to (i) allow restricted stock to be granted, (ii) increase the number of shares that may be granted to any person in any fiscal year from 187,500 to 750,000 shares and (iii) eliminate the limit on the number of shares that may be granted to any person over the life of the plan;

2.	Approval of our 2002 Employee Stock Purchase Plan; and

3.	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2003.

     Votes were cast for the election of David C. Hodgson as the Class II Director as follows:

	Votes For	Votes Withheld

David C. Hodgson	1,132,075	0

The amendment to our 1996 Stock Option Plan to (i) allow restricted stock to be granted, (ii) increase the number of shares that may be granted to any person in any fiscal year from 187,500 to 750,000 shares and (iii) eliminate the limit on the number of shares that may be granted to any person over the life of the plan was approved as follows:

•	18,844,097 votes for approval;

•	6,893,211 votes against;

•	14,719 abstentions.

The approval of our 2002 Employee Stock Purchase Plan was approved as follows:

•	18,735,870 votes for approval;

•	2,459,071 votes against;

•	10,119 abstentions

The appointment of Ernst & Young LLP as our auditors for the fiscal year ending June 30, 2003 was approved as follows:

•	25,529,258 votes for approval;

•	218,730 votes against; and

•	4,039 abstentions.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

        No reports were filed on 8-K for the quarter ending December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 2003

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

Date: February 10, 2003

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

Date: February 10, 2003

/s/ Steven E. Klei Steven E. Klei Executive Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.