Form 10-Q
period 2003-03-31
PROBUSINESS SERVICES INC
filed 2003-05-12
CIK 1028751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003
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

YES     [x]      NO     [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES     [x]      NO     [  ]

     As of April 25, 2003, there were 28,684,574 shares of the Registrant’s Common Stock outstanding.

ProBusiness Services, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ProBusiness Services, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$23,571	$12,996
Short-term investments	25,891	47,023

Total cash, cash equivalents and short-term investments	49,462	60,019
Accounts receivable, net of allowances	11,601	11,692
Other current assets	16,292	22,686

	77,355	94,397
Payroll tax funds invested	1,916,424	1,705,209

Total current assets	1,993,779	1,799,606
Long-term investments	34,298	33,217
Fixed assets, net	61,681	63,921
Other assets	35,904	19,786

Total assets	$2,125,662	$1,916,530

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities, capital lease obligations, current portion of note payable and deferred revenue	$44,313	$40,943
Payroll tax funds collected but unremitted	1,916,424	1,705,209

Total current liabilities	1,960,737	1,746,152
Deferred liabilities, less current portion	18,513	23,209
Note payable, less current portion	431	822
Redeemable convertible preferred stock, $0.001 par value; authorized 1,800 shares; outstanding: 1,132 shares at March 31, 2003 and June 30, 2002	35,239	33,471
Stockholders’ equity
Preferred stock, $0.001 par value; authorized: 3,200 shares; issued and outstanding: none	—	—
Common stock, $0.001 par value and additional paid in capital – authorized: 60,000 shares; outstanding: 28,686 shares at March 31, 2003 and 28,389 shares at June 30, 2002	223,638	221,369
Accumulated deficit	(136,636)	(126,087)
Accumulated other comprehensive income	23,740	17,594

Total stockholders’ equity	110,742	112,876

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$2,125,662	$1,916,530

See accompanying notes.

ProBusiness Services, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue:
Service fees	$34,635	$30,536	$99,546	$92,306
Interest income from payroll tax funds invested	10,717	14,675	28,570	36,035

Total revenue	45,352	45,211	128,116	128,341
Operating expenses:
Cost of providing services	20,086	19,515	57,404	57,697
General and administrative	9,690	6,366	21,190	19,534
Research and development	5,963	5,254	16,494	15,844
Client acquisition costs	9,065	14,934	27,714	44,234
Depreciation and amortization	5,288	5,206	15,626	14,292

Total operating expenses	50,092	51,275	138,428	151,601

Loss from operations	(4,740)	(6,064)	(10,312)	(23,260)
Interest expense	(143)	(245)	(547)	(609)
Interest income and other, net	630	709	2,078	1,921

Net loss	$(4,253)	$(5,600)	$(8,781)	$(21,948)

Net loss applicable to common shareholders:
Net loss	$(4,253)	$(5,600)	$(8,781)	$(21,948)
Preferred stock dividends	(605)	(565)	(1,768)	(1,662)

Net loss applicable to common shareholders	$(4,858)	$(6,165)	$(10,549)	$(23,610)

Basic and diluted net loss per share	$(0.17)	$(0.22)	$(0.37)	$(0.93)

Shares used in computing basic and diluted net loss per share	28,655	27,641	28,532	25,509

See accompanying notes.

ProBusiness Services, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	March 31,

	2003	2002

Operating activities
Net loss	$(8,781)	$(21,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,626	14,292
Loss on disposal of fixed assets	250	—
Changes in operating assets and liabilities:
Accounts receivable, net	91	532
Other current assets	(490)	(7,034)
Other assets	(2,293)	(2,694)
Accounts payable, accrued liabilities and deferred revenue	(1,261)	8,670

Net cash provided by (used in) operating activities	3,142	(8,182)

Investing activities
Purchase of available for sale securities	(34,572)	(67,814)
Maturities of available for sale securities	53,828	24,659
Purchases and capitalization of fixed assets	(13,636)	(14,465)

Net cash provided by (used in) investing activities	5,620	(57,620)

Financing activities
Principal payments on capital lease obligations	(112)	(204)
Proceeds from the issuance of note payable	—	1,500
Repayment of note payable	(344)	—
Repayment of note receivable from stockholder	—	87
Proceeds from issuance of common stock	2,269	58,885

Net cash provided by financing activities	1,813	60,268

Net increase (decrease) in cash and cash equivalents	10,575	(5,534)
Cash and cash equivalents, beginning of period	12,996	28,693

Cash and cash equivalents, end of period	$23,571	$23,159

Supplemental disclosure of cash flow information
Interest paid	$720	$695

See accompanying notes.

ProBusiness Services, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

     ProBusiness Services, Inc., (“ProBusiness’” or the “Company”) has prepared its interim unaudited condensed consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K. The condensed consolidated balance sheet, which includes June 30, 2002 balances, has been prepared from the audited consolidated financial statements of the Company.

     In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003 or for any future periods.

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

     The Company experiences some seasonality of revenue in its business. Interest income from payroll tax funds invested has been subject to seasonal fluctuations, with the largest percentage of annual revenue being realized in the third and fourth fiscal quarters, primarily due to the higher average daily balances of payroll tax funds invested during that period. However, the seasonal effect has decreased due to the reduction in effective interest rates year over year.

     Depreciation and amortization expense in the prior year has been reclassified to conform to the current year presentation.

2. Stock-Based Compensation Plans

     The Company issues stock options to its employees and outside directors and provides employees the right to purchase its stock pursuant to stockholder approved stock option and employee stock purchase programs. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by APB 25 and related interpretations. No stock-based employee compensation cost is reflected in the Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2003, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company reported $47,000 of stock-based employee compensation in the Condensed Consolidated Statement of Operations for the nine months ended March 31, 2002 under APB 25 as a result of a modification of an employee stock option grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over a six to twenty-four month purchase period. The following table illustrates the effect on net loss and earnings per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS 123, as amended by SFAS 148 (in thousands, except per share information):

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss, as reported	$(4,253)	$(5,600)	$(8,781)	$(21,948)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	47
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards	(3,532)	(3,775)	(9,882)	(10,928)

Pro forma net loss	$(7,785)	$(9,375)	$(18,663)	$(32,829)

Pro forma net loss applicable to common shareholders:
Pro forma net loss	$(7,785)	$(9,375)	$(18,663)	$(32,829)
Preferred stock dividends	(605)	(565)	(1,768)	(1,662)

Pro forma net loss applicable to common shareholders	$(8,390)	$(9,940)	$(20,431)	$(34,491)

Earnings per share:
Basic and diluted-as reported	$(0.17)	$(0.22)	$(0.37)	$(0.93)

Basic and diluted-pro forma	$(0.29)	$(0.36)	$(0.72)	$(1.35)

The Company estimates the fair value of the stock option grants and employee purchase plan shares using the Black-Scholes option value model, which is one of several methods that can be used to estimate stock based compensation values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares were estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Expected life (in years)	0.5-4.0	4.0	0.5-4.0	4.0
Risk-free interest rate	2.90%	4.19%	2.9%-3.03%	4.19%
Volatility	0.71-0.75	0.60	0.65-0.75	0.60
Dividend yield	0.00%	0.00%	0.00%	0.00%

3. Recently Issued Accounting Pronouncements

     On July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 amends existing guidance on asset impairment and provides a single accounting model with respect to the disposal of long-lived assets. SFAS 144 also changes the criteria for classifying an asset as held-for-sale; and broadens the scope of businesses that are being disposed of which qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The initial adoption of SFAS 144 had no impact on the Company’s consolidated financial position or the consolidated results of operations.

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value upon issuance of a guarantee, which is different from current practice, where a liability is recorded when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The Company includes indemnification provisions in client contracts that range in duration and coverage; and the amounts of these indemnification obligations are not explicitly stated. To date the Company has not made any significant payments for these indemnification obligations. In addition, the Company does not believe it has any warranty obligations.

     In November 2002, the EITF reached a consensus on Issue 00-21 “Revenue Arrangements with Multiple Deliverables,” addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The Company is reviewing the provisions of this consensus to determine the effect, if any, it may have on the Company’s financial position or results of operations.

     On January 1, 2003, the Company adopted SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized under such costs.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 provides alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28 “Interim Financial Reporting” (APB 28) to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Currently the Company uses the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) to account for employee stock options. The Company has adopted SFAS 148 effective January 1, 2003 and has provided the required disclosures in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on the Company’s consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, the consolidation of that entity may be required which would impact the Company’s results of operations and financial position.

4. Payroll Tax Funds Invested and Corporate Investments

     Payroll tax funds invested and corporate investments at March 31, 2003 and June 30, 2002 consist of the following (in thousands):

	March 31, 2003		June 30, 2002

	Cost	Fair Value	Cost	Fair Value

Money market funds and other cash equivalents	$1,608,691	$1,608,691	$1,306,685	$1,306,685
Available for sale securities:
Corporate obligations	138,127	138,214	233,868	233,324
Variable rate instruments	56,500	50,850	85,202	79,603
Government and agency securities	152,106	153,490	117,684	118,503

	March 31, 2003		June 30, 2002

	Cost	Fair Value	Cost	Fair Value

Certificates of deposit	14,950	14,950	37,321	37,331
Sovereign government instruments	6,352	6,288	4,350	4,369

Total available-for-sale securities	368,035	363,792	478,425	473,130

Total payroll tax funds invested and corporate investments	1,976,726	$1,972,483	1,785,110	$1,779,815

Amortization of premiums and discounts	(2,508)		(1,674)
Recognized other than temporary losses on payroll tax funds invested	(2,000)		(2,000)

Amortized cost of payroll tax funds invested and corporate investments	$1,972,218		$1,781,436

Classification of investments on Condensed Consolidated Balance Sheets
Payroll tax funds invested	$1,916,424	$1,912,294	$1,705,209	$1,699,575
Short and long-term investments	60,302	60,189	79,901	80,240

Total payroll tax funds invested and corporate investments	$1,976,726	$1,972,483	$1,785,110	$1,779,815

     When fair values of payroll tax funds invested fall below cost, the difference is accounted for as a reduction to other corporate assets including cash and cash equivalents and accrued interest, a component of other current assets. The amount below cost was $4.1 million as of March 31, 2003 and $5.6 million as of June 30, 2002.

5. Goodwill

     On July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment at least annually. SFAS 142 requires that the first of two impairment tests be completed within six months of adoption and any impairment loss recognized when adopting SFAS 142 is to be reflected as the cumulative effect of a change in accounting principle.

     In accordance with SFAS 142, a reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has two reporting units, however these reporting units do not have separately identifiable assets. Therefore, the first step of impairment testing was performed at the entity-wide level to determine if the carrying value exceeded its estimated fair value. The Company completed the first impairment test in September 2002, using the present value of expected future cash flows and it indicated there was no impairment. The Company will perform its annual impairment test as of June 30, 2003.

     Upon adoption of SFAS 142, the Company ceased amortization of goodwill. If SFAS 142 had been adopted as of July 1, 2001, the pro forma operating results assuming retroactive application to adjust for the amortization of goodwill for the nine-month and three-month period ended March 31, 2002, would have reduced amortization expense by $278,000 and $93,000, resulting in a net loss of $21.7 million and $5.5 million, or $0.91 and $0.22 per basic and diluted share, respectively.

6. Capital Leases

     On August 29, 2002 the Company entered into an equipment lease financing arrangement with a financing company in the amount of $2.0 million. This lease arrangement finances certain computer and office equipment that the Company uses for its day-to-day business activities. The lease financing is repayable ratably on a monthly basis over a three-year period. Specific fixed assets will secure the equipment financing. No amounts have been drawn against this lease arrangement to date.

7. Commitments and Contingencies

     In June 2002, the Company committed to utilize $3,500,000 of future software development services with a non-affiliated company providing research and development and consulting services. These services commenced on July 1, 2002. At March 31, 2003, approximately $1,645,000 has been incurred for these services.

     In connection with the Company’s proposed Merger (see Note 14), the Company established a Merger Retention Program. The program provides for payment to key personnel who remain employed by the Company or its successor. The payment program is staggered in multiple installments beginning June 30, 2003, or the closing of the proposed Merger, whichever is later and will be paid in full no later than eighteen months after the close of the proposed Merger. In the event a participating employee voluntarily leaves the Company prior to the scheduled payout, no payment will be made to the employee. The total amount that may be paid under this program is $3,000,000 and as of March 31, 2003, the Company has accrued $840,000 for services rendered to date.

     Under the fiscal year 2003 bonus plan, the Company had previously agreed to pay bonuses to its employees conditioned upon the Company meeting or exceeding certain targets for fiscal year 2003 combined with individual performance objectives. In connection with the proposed Merger, in an attempt to retain a broader set of employees, the Company has made commitments to pay and will pay these bonuses in the first quarter of fiscal year 2004. Under the fiscal year 2003 bonus plan, the total payout, including associated taxes, is estimated to be $10,200,000 and as of March 31, 2003 the Company has accrued $8,250,000.

     The Company implemented a Transaction Bonus Plan as a result of the proposed Merger. Under this plan, the Company will make payments to non-executive officers working on the transaction at the earliest of the closing of the Merger, the termination of the Merger Agreement, or a person’s involuntary termination. The total amount to be paid is $810,000, including associated taxes, and is fully accrued as of March 31, 2003.

8. Equity

     In October 2002, the Company’s Board of Directors approved a stock repurchase program for up to $20 million of the Company’s outstanding common stock that may be repurchased from time to time. The duration of the repurchase program is up to twenty-four months. Under the program, the Company can purchase shares of common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of any repurchase transaction under this program will depend on market conditions and corporate and any regulatory considerations. Any purchases will be funded from available working capital. As of March 31, 2003, the Company had approximately 28.7 million shares of common stock outstanding and no outstanding common stock has been repurchased under this program. Under the terms of the Merger Agreement, as discussed in Note 14, the Company cannot repurchase stock prior to the consummation of the Merger.

9. Basic and Diluted Net Loss Per Share

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

     If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of historical net loss per share as well as an additional 1,552,000 and 1,790,000 common equivalent shares for the first nine months of fiscal year 2003 and 2002, respectively, related to outstanding stock options, warrants and preferred stock not included above (determined using the treasury stock method).

10. Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss	$(4,253)	$(5,600)	$(8,781)	$(21,948)
Increase (decrease) in fair value of derivative instruments	(3,298)	(8,692)	4,212	822
Unrealized gain (loss) on available-for-sale securities	(581)	(1,358)	1,914	(1,366)
Foreign currency exchange	3	—	20	—

Comprehensive loss	$(8,129)	$(15,650)	$(2,635)	$(22,492)

11. Consolidated Balance Sheet Detail

     Other current assets consist of the following (in thousands):

	March 31,	June 30,
	2003	2002

Fair value of short-term derivative instruments	$3,968	$13,581
Short-term deferred costs	5,085	3,175
Interest income receivable	4,228	3,602
Other	3,011	2,328

	$16,292	$22,686

     Other assets consist of the following (in thousands):

	March 31,	June 30,
	2003	2002

Fair value of long-term derivative instruments	$19,487	$5,662
Long-term deferred costs	8,122	5,354
Goodwill	5,365	5,365
Other	2,930	3,405

	$35,904	$19,786

12. Segment Information

     The Company has two reportable operating segments: payroll, tax and related services, and Comprehensive Outsourcing and benefits services. The Company reports segment revenue information consistent with the evaluation made by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. At this time the Company does not evaluate segment performance based on operating loss, as it is currently impractical for the Company to allocate expenses amongst its two operating segments. There are no intersegment sales. Revenue for each segment is as follows (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Payroll, tax and related services	$39,586	$40,383	$111,748	$113,536
Comprehensive Outsourcing and benefits services	5,766	4,828	16,368	14,805

Total	$45,352	$45,211	$128,116	$128,341

     All revenues are derived from clients in the United States. Substantially all long-lived assets are located in the United States. No clients represent more than ten percent of the Company’s revenues.

13. Related Party Transactions

     On August 22, 2002, the Company entered into a Source Code License Agreement (“License Agreement”) and a Development Agreement with SmartTime, Inc., a company in which the Company’s Chief Executive Officer and certain affiliates of General Atlantic Partners, LLP (“GAP, LLC”) are the principal owners. David C. Hodgson, a member of the Company’s board of directors, is a managing member of GAP, LLC, which beneficially owns more than 5% of the Company’s outstanding stock. In addition, these individuals are on the Board of Directors of SmartTime. The License Agreement allows the Company to use and license a time and attendance product in exchange for consideration of $1,250,000, which was determined to be the fair value based on the assistance of an independent third party. The Development Agreement provides that SmartTime will assist the Company in further development of this product through the provision of technical services which will be incurred as work is completed on a time and materials basis. At March 31, 2003, approximately $1,680,000 has been paid for these services. In January 2003, the Company’s disinterested directors authorized management to enter into an agreement to license up to $650,000 of technology from SmartTime. On February 6, 2003, the Company entered into an agreement to purchase licenses totaling $320,000. The terms of such licenses were negotiated on an arms-length basis and approved by the Company’s disinterested directors.

14. Proposed Merger

     On January 5, 2003, the Company entered into an Agreement and Plan of Merger with Automatic Data Processing, Inc. (“ADP”), ADP Merger Corp. and the Company (the “Merger Agreement”). The Merger Agreement provides that ADP Merger Corp. will be merged with and into the Company (the “Merger”) and the Company will become a wholly-owned subsidiary of ADP. During the three and nine months ended March 31, 2003, costs in excess of $8.0 million comprised primarily of legal and professional fees and employee retention programs related to the Merger, have been incurred.

     Under the terms of the Merger Agreement, (i) each outstanding share of 6.9% Redeemable Convertible Preferred Stock (“Preferred Stock”) will, in accordance with the preference conferred upon the preferred stock in the Company’s certificate of incorporation be converted into the right to receive $26.50 in cash, (ii) each outstanding share of the Company’s common stock, will be converted into the right to receive $17.00 in cash and (iii) each outstanding option to purchase the Company’s common stock will entitle the holder thereof to receive an amount in cash equal to the excess, if any, of (a) $17.00 over (b) the per share exercise price of the option.

     The Merger is conditioned upon, among other things, (i) approval of the holders of the majority of the Company’s common stock and the Company’s preferred stock (voting together as a single class on an as-converted to common stock basis), (ii) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”), and (iii) other customary conditions. There can be no assurance that the Merger will be consummated in a timely manner, if at all.

     On March 25, 2003, at a special meeting, the Company’s stockholders approved the Merger. Approximately 70% of the total outstanding shares were voted in favor of the Merger. As announced on February 14, 2003, the Department of Justice, Antitrust Division (the “DOJ”), has requested additional information and documentary material in connection with its review of the proposed Merger. This request has resulted in an extension of the waiting period under the HSR. The Company and ADP are responding to the request.

     On January 7, 2003, an action, Goldine vs. Hodgson, et al., was filed with the Superior Court of the State of California for the County of Alameda. In this action, the plaintiff named as defendants the Company’s board of directors. The Company is not a named defendant in the action. The complaint asserts claims on behalf of the Company’s public stockholders who are similarly situated with the plaintiff. Among other things, the complaint alleges that the members of the Company’s board of directors have breached their fiduciary duties to the Company’s stockholders and that the directors engaged in self-dealing in connection with approval of the Merger. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the Merger. In March 2003, the Company reached an agreement in principle to settle the action. The settlement is contingent upon the closing of the proposed Merger and is subject to certain conditions, including the drafting and execution of a final settlement agreement, and final Court approval of the settlement. There is no assurance that the settlement will become final.

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

     As a result of the proposed Merger with ADP, the Company is experiencing a reduction in new client sales due to the uncertainty related to the proposed Merger. Additionally, economic factors continue to negatively impact our revenue growth which include declining effective interest rates due to the expiration of our hedges, negative growth in our client base workforce, slower new client growth, and general U.S. economic conditions. While our strategy had been to achieve breakeven results for FY2003, the announcement of the proposed Merger has created factors that have adversely affected our ability to achieve these results. These factors include (i) significant additional costs we have incurred and will continue to incur related to the proposed Merger, (ii) the impact the announcement has had and will continue to have on our new client pipeline and ability to close sales, and (iii) the internal decisions we have made and will continue to make in response to the effects the proposed Merger has had and will continue to have on our operations. Because of the uncertainty in our business related to the proposed Merger, we are unable to provide any significant guidance on future revenues and results of operations. We have experienced significant operating losses since our inception. As of March 31, 2003, we had an accumulated deficit of $136.6 million.

     The establishment of new client relationships involves lengthy and extensive sales and implementation processes. Historically, the typical sales process generally took three to twelve months or longer, and the implementation process generally took an additional three to nine months or longer. The Company is experiencing diminished new sales activity due in large part to the uncertainty of the proposed Merger. Our cost of providing services consists primarily of ongoing account management, tax and benefits administration, operations and production costs. General and administrative expenses consist primarily of costs for corporate, finance and administration and information technology, and in FY2003, we incurred significant costs related to the proposed Merger. Research and development expenses consist primarily of personnel and third-party subcontractor costs. Client acquisition costs consist of sales, marketing and implementation expenses. Depreciation and amortization expenses consist primarily of depreciation of fixed assets including depreciation associated with capitalized internal-use software development costs.

Results of Operations

     The following table sets forth certain items reflected in the condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue:
Service fees	76.4%	67.5%	77.7%	71.9%
Interest income from payroll tax funds invested	23.6%	32.5%	22.3%	28.1%

Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of providing services	44.3%	43.2%	44.8%	45.0%
General and administrative	21.4%	14.1%	16.5%	15.2%
Research and development	13.1%	11.6%	12.9%	12.3%
Client acquisition costs	20.0%	33.0%	21.6%	34.5%
Depreciation and amortization	11.7%	11.5%	12.2%	11.1%

Total operating expenses	110.5%	113.4%	108.0%	118.1%

Loss from operations	(10.5)%	(13.4)%	(8.0)%	(18.1)%
Interest expense	(0.3)%	(0.5)%	(0.4)%	(0.5)%
Interest income and other, net	1.4%	1.6%	1.6%	1.5%

Net loss	(9.4)%	(12.3)%	(6.8)%	(17.1)%

Revenue

     Service fee revenue increased 13.4% in the third quarter and 7.8% in the first nine months of FY2003 when compared with the same periods of FY2002, primarily as a result of the addition of new clients using our tax, payroll and Comprehensive Outsourcing services, slightly offset by a reduction in our existing clients’ employee base. Interest income from payroll tax funds invested decreased 27.0% in the third quarter and 20.7% in the first nine months of FY2003 compared with the same periods of FY2002, primarily as a result of a reduction in our effective interest rate of 150 basis points for the third quarter of FY2003, partially offset by an increase in our average daily balance of nearly 6% when compared with the average daily balance of the same period of FY2002. If current market interest rate conditions decrease or remain unchanged, our effective interest rates will continue to decline in the future as our swap agreements expire. (See “Quantitative and Qualitative Disclosures About Market Risk.”) We are experiencing a reduction in new client sales due to the uncertainty related to the proposed Merger, which will adversely affect our future revenue growth.

Cost of Providing Services

     Cost of providing services increased 2.9% for the third quarter and remained relatively unchanged for the first nine months of FY2003 when compared with the same periods of FY2002. The expenses increased as a percentage of total revenue to 44.3% in the third quarter of FY2003 from 43.2% in the third quarter of FY2002 and decreased as a percentage of total revenue to 44.8% in the first nine months of FY2003 from 45.0% in the same period of FY2002. The quarter increase as a percentage of revenue was primarily a result of declining effective interest rates. Even though total revenues were relatively flat for the quarter, the significant decrease in interest income from payroll tax funds invested impacted the percentage of cost of providing services relative to total revenue.

General and Administrative

     General and administrative expenses increased 52.2% in the third quarter and 8.5% in the first nine months of FY2003 when compared with the same periods of FY2002. These expenses increased as a percentage of revenue to 21.4% in the third quarter and 16.5% in the first nine months of FY2003 from 14.1% in the third quarter and 15.2% in the first nine months of FY2002. The increases as a percentage of revenue and absolute dollars were primarily a result of legal and professional fees incurred in connection with the proposed Merger. We expect to continue to incur significant merger-related legal and professional fees in the future.

Research and Development

     Research and development expenses increased 13.5% in the third quarter and 4.1% in the first nine months of FY2003 when compared with the same periods in FY2002. These expenses increased as a percentage of total revenue to 13.1% in the third quarter and to 12.9% in the first nine months of FY2003 compared with 11.6% in the third quarter and 12.3% in the first nine months of FY2002. The increases as a percentage of revenue and in absolute dollars were primarily a result of an increase in spending to maintain and enhance the competitiveness of our service offerings.

     At March 31, 2003, our significant software development projects in process were primarily related to developing additional modules for our next generation core processing system, Golden Gate™, including a time and attendance module, an integrated benefits administration module, and an integrated employee services portal. To a lesser extent, we are developing software for additional functionality associated with our existing core payroll processing and payroll tax servicing systems. Capitalized internal-use software development costs were $1.5 million and $4.0 million for the third quarter and the first nine months of FY2003 and $1.9 million and $5.4 million for the same periods of FY2002.

Client Acquisition Costs

     Client acquisition costs decreased 39.3% in the third quarter and 37.4% for the first nine months of FY2003 when compared with the same periods in FY2002. The expenses also decreased as a percentage of total revenue to 20.0% in the third quarter and to 21.6% for the first nine months of FY2003, compared to 33.0% in the third quarter and 34.5% for the first nine months of FY2002. The decreases in absolute dollars and as a percentage of revenue are primarily due to a reduction in personnel and related costs.

Depreciation and Amortization

     Depreciation and amortization expense increased 1.6% in the third quarter and 9.3% in the first nine months of FY2003 when compared with the same periods in FY2002 and increased as a percentage of total revenue to 11.7% in the third quarter and 12.2% for the first nine months of FY2003, compared to 11.5% in the third quarter and 11.1% for the first nine months of FY2002. The increases in absolute dollars and as a percentage of revenue are primarily a result of an increase in depreciation of computer equipment and purchased software and internal-use software depreciation related to our next generation core processing system, Golden Gate™, and to a lesser extent, to our integrated employee services portal.

     Depreciation of internal use software was $1.1 million for the third quarter and $3.1 million for the first nine months of FY2003 and $0.9 million and $2.2 million for the same periods in FY2002. With respect to software products currently capitalized and ready for their intended use, we expect to depreciate approximately $1.2 million for the remainder of FY2003.

Interest Expense

     Interest expense remained relatively unchanged as a percentage of total revenue at 0.3% in the third quarter and 0.4% for the first nine months of FY2003 compared to 0.5% for the same periods of FY2002.

Interest Income and Other, Net

     Interest income and other, net remained relatively unchanged as a percentage of total revenue at 1.4% in the third quarter and 1.6% for the first nine months of FY2003 compared to 1.6% and 1.5% for the same periods of FY2002.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations in this report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements in accordance with GAAP requires us to make estimates and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-lived assets, investments, allowance for doubtful accounts receivable, deferred revenue, tax penalties, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current facts and circumstances. Actual amounts and results may differ from these estimates made by management under different assumptions or conditions and our financial statements could be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed below.

     Long-Lived Assets. At March 31, 2003, the carrying value of our fixed assets, including capitalized software development costs, totaled $61.7 million and our intangible assets totaled $5.4 million. This carrying value reflects estimates, assumptions and judgments relative to capitalized costs, useful lives, utilization, and salvage values. We review the carrying value of our fixed assets and our intangible assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

     Fixed assets are stated at cost, net of accumulated depreciation and amortization. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the asset or the term of the lease.

     We capitalize software development costs in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), under which certain internal use software development costs incurred are capitalized and depreciated. We capitalize costs when both the preliminary project stage is completed and our management has authorized further funding for the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. We depreciate the capitalized internal use software development costs using the straight-line method over the estimated useful life of the software which is generally between four and seven years. The carrying value of these assets on our balance sheet at March 31, 2003 was $25.5 million, which represents completed and in-process software development projects net of depreciation. We regularly perform an assessment of our ability to recover our investment in internal use software development costs invested.

     Intangible assets are carried at cost less accumulated amortization. Amortization is provided on a straight-line basis over the respective useful lives, which range from three to twenty years.

     Valuation of Financial Instruments. We enter into interest rate swap agreements which are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS No. 133, the increases and decreases in fair value of these instruments is included in comprehensive income/(loss) as reported on our Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity. Any ineffective portion of an instrument’s change in fair value will be immediately recognized in operating results for the period. We have historically entered into interest rate swap agreements to minimize the impact of interest rate fluctuations. However, these swap agreements will not protect us from all interest rate risks. Circumstances that could impact the effectiveness of this instrument are (1) the counter-party fails to meet the terms of the instrument; (2) changes in the correlation between the interest rate index and the interest rate earned on our portfolio; and (3) significant reductions in our projected balances of client funds deposited.

     Valuation of Investments. All of our investments, including payroll tax funds invested, are classified as available-for-sale and stated at their fair market values, which are determined based upon quoted market prices, where available. Unrealized gains and losses on available-for-sale securities are included in comprehensive income/(loss) as reported on our Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity and are included as a separate component of stockholders’ equity (deficit). Realized gains and losses on available-for-sale securities are determined based on the specific identification of the cost of securities sold. Interest income is recognized when earned. Realized gains and losses and interest income from payroll tax funds invested are included in revenue. Realized gains and losses and interest income from corporate investments are included in interest income and other net. If the net realizable value of our investments is determined to be less than historical cost, then we determine whether a decline in fair value below the cost basis is “other than temporary”. If the decline in fair value is judged to be other than temporary, we write down the cost basis of the individual security to fair value as a new cost basis and the amount of the write-down shall be included in earnings and accounted for as a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value. If borrowers fail to meet the terms of their obligation under these financial instruments, we would incur losses on these investments.

     Revenue Recognition. A majority of our revenues are attributable to fees for providing payroll, payroll tax filing and Comprehensive Outsourcing services, as well as, investment income and realized gains and losses on payroll tax funds invested.

     We enter into contractual arrangements to provide services with payroll, payroll tax filing and Comprehensive Outsourcing clients, which typically range from three to five years and provide for penalties in the case of early termination by the customer. We recognize service revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) a fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of collectibility is based on our judgments regarding the collectibility of such fees. We make estimates for service credits and allowances on services related to fees charged in the same period as the related revenues are recorded and record an allowance for these amounts. These estimates are based on historical service credits, analysis of credit memo data and other known factors. If the historical data used to calculate these estimates do not properly reflect future credits, then a change in the allowances would be made in the period in which such a determination is made with an offset to revenues. In addition, we make judgments on our ability to collect outstanding receivables and provide an allowance for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, analysis is performed based upon historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

     Interest income on collected but unremitted funds held for clients are recognized in revenue as earned.

     Under SAB101, we recognize revenue from non-refundable, upfront fees for implementation services, ratably beginning after implementation over the expected contractual term using the straight-line method. Additionally, we account for the direct costs of implementation as deferred charges that are amortized as client acquisition costs using the straight-line method over the term of the client contract. We defer direct implementation costs including costs in excess of deferred revenue, which are determined to be contractually recoverable. Recoverability of deferred costs in excess of deferred revenue is reasonably assured primarily as a result of penalties assessed for early termination in the customer’s contract combined with the gross margin we realize on our ongoing services rendered.

     Accrual for Tax Penalties. We have established an estimated liability for known and potential errors and omissions in performing our services related to our payroll tax filing services that could result in additional payments to various third parties for tax liabilities, penalties and interest. This amount is estimated based upon a percent of total client funds managed combined with specific probable settlements.

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

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through sales of equity securities. The following table highlights liquid assets held for company use as of March 31, 2003 (in thousands):

Amortized
Principal
Amount

Cash and cash equivalents	$23,571
Short-term investments (91 days-1 year)	25,891
Long-term investments (>1-2 years)	34,298

Total cash, cash equivalents and investments	$83,760

     At March 31, 2003, we had $83.8 million of cash and liquid investments, as well as a $30.0 million secured revolving line of credit, which expires on January 31, 2005. At March 31, 2003, we had no outstanding borrowings under the line of credit. Under the terms of the Merger Agreement we cannot utilize our line of credit prior to the consummation of the Merger.

     For the first nine months of FY2003, we generated net cash of $3.1 million from operating activities compared with net cash used of $8.2 million for the same period in FY2002. The increase in cash flows from operating activities of $11.3 million for the first nine months of FY2003 primarily reflects a decline in our net loss. As our business is seasonal, we have typically experienced a use of cash in operations in the first two quarters of our fiscal year resulting from lower cash balances on deposit from payroll tax funds invested. We typically generate cash from operations in the third quarter from interest income received on higher cash balances from deposit of payroll tax funds invested and cash received from calendar year-end invoicing. Partly offsetting this quarterly seasonal trend were declining effective interest rates that caused a year over year decrease of $4.0 million in interest income earned on payroll tax funds invested. We expect to use cash from operations in the fourth quarter, due to typical seasonal trends and cash used to fund significant merger-related costs associated with the proposed Merger.

     Net cash provided by investing activities was $5.6 million for the first nine months of FY2003 compared with cash used of $57.6 million for the same period in FY2002. The increase of $62.5 million in net cash provided by investing activities in the first nine months of FY2003 when compared to the same period in FY2002 is primarily a result of net maturities of long-term and short-term corporate investments of $19.3 million during the first nine months of FY2003 compared with net purchases of corporate investments of $43.2 million for the same period in FY2002. This significant change is primarily a result of increased investments generated from gross proceeds of common stock issued in FY2002. Additionally, there was a decrease of $0.8 million in capital expenditures for fixed assets.

     Net cash provided by financing activities was $1.8 million for the first nine months of FY2003 compared with $60.3 million for the same period in FY2002. The decrease of $58.5 million in net cash provided by financing activities for the first nine months of FY2003 when compared to the same period in FY2002 is primarily due to gross proceeds from the issuance of approximately $56 million of common stock in the second and third quarters of FY2002. There was no similar sale of securities during FY2003.

     We believe that existing cash and cash equivalent balances, short-term and long-term investments and amounts available under our credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

     Our contractual obligations at March 31, 2003, are summarized as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total	FY2003	FY2004-FY2006	FY2007-FY2008	After FY2008

Note Payable	$944	$122	$822	$—	$—
Capital lease obligations	13	13	—	—	—
Operating leases	67,262	1,710	19,688	12,170	33,694

Total contractual Obligations	$68,219	$1,845	$20,510	$12,170	$33,694

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

     We have committed to utilize $3.5 million of software development services with a non-affiliated company providing research and development and consulting services. These services commenced on July 1, 2002. To date we have incurred $1.6 million for these services.

     In connection with our proposed Merger, we established a Merger Retention Program. The program provides payment to key personnel who remain employed by us or by our successor. The payment program is staggered in multiple installments beginning June 30, 2003, or the closing of the proposed Merger, whichever is later and will be paid in full no later than eighteen months after the close of the proposed Merger. In the event a participating employee voluntarily leaves us prior to the scheduled payout, no payment will be made to the employee. The total amount that may be paid under this program is $3,000,000 and as of March 31, 2003, the Company has accrued $840,000 for services rendered to date.

     Under the FY2003 bonus plan, we had previously agreed to pay bonuses to our employees conditioned upon us meeting or exceeding certain targets for FY2003 combined with individual performance objectives. In connection with the proposed Merger, in an attempt to retain a broader set of employees, we made commitments to pay and will pay these bonuses in the first quarter of

FY2004. Under the FY2003 bonus plan, the total payout, including associated taxes, is estimated to be $10,200,000 and as of March 31, 2003 we have accrued $8,250,000.

     We implemented a Transaction Bonus Plan as a result of the proposed Merger. Under this plan, we will make payments to non-executive officers working on the transaction at the earliest of the closing of the Merger, the termination of the agreement, or a person’s involuntary termination. The total amount to be paid is $810,000, including associated taxes, and is fully accrued as of March 31, 2003.

     In connection with the proposed Merger, we established an Executive Retention Program. Under this plan, certain key executives may be eligible to receive cash bonuses for retention purposes following the closing of the proposed Merger. Provided that these executives are still employees at the closing of the proposed Merger, these key executives would receive up to an aggregate $1.5 million in multiple installments beginning December 31, 2003.

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

Other Balance Sheet Items

     Other current assets were $16.3 million at March 31, 2003 compared to $22.7 million at June 30, 2002, primarily as a result of reduced notional amounts decreasing the valuation of our short-term derivatives. Other assets were $35.9 million at March 31, 2003 compared to $19.8 million at June 30, 2002, primarily as a result of the increase in the fair market value of our long-term derivatives.

Recent Developments

     On January 5, 2003, we entered into the Merger Agreement with ADP and ADP Merger Corp. (“Merger Agreement”). The Merger Agreement provides that ADP Merger Corp. will be merged with and into our company and we will become a wholly-owned subsidiary of ADP.

     Under the terms of the Merger Agreement, (i) each outstanding share of 6.9% Redeemable Convertible Preferred Stock will, in accordance with the preference conferred upon the preferred stock in the Company’s certificate of incorporation, be converted into the right to receive $26.50 in cash, (ii) each outstanding share of our common stock, will be converted into the right to receive $17.00 in cash and (iii) each outstanding option to purchase our common stock will entitle the holder thereof to receive an amount in cash equal to the excess, if any, of (a) $17.00 over (b) the per share exercise price of the option.

     The Merger is conditioned upon, among other things, (i) approval of the holders of the majority of our common stock and preferred stock (voting together as a single class on an as-converted to common stock basis), (ii) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iii) other customary conditions. There can be no assurance that the Merger will be consummated in a timely manner, if at all. On March 25, 2003, our shareholders voted to approve the Merger with ADP. Approximately 70% of the total outstanding shares were voted in favor of the Merger. As announced on February 14, 2003, the DOJ has requested additional information and documentary material in connection with its review of the proposed Merger. This request has resulted in an extension of the waiting period under the HSR. ADP and we are responding to the request.

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

New Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value upon issuance of a guarantee, which is different from current practice, where a liability is recorded when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. We include indemnification provisions in client contracts that range in duration and coverage; and the amounts of these indemnification obligations are not explicitly stated. To date we have not made any significant payments for these indemnification obligations.

     In November 2002, The EITF reached a consensus on Issue 00-21 “Revenue Arrangements with Multiple Deliverables,” addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. We are reviewing the provisions of this consensus to determine the effect, if any, it may have on our financial position or results of operations.

     On January 1, 2003, we adopted SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized under such costs.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 provides alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28 “Interim Financial Reporting” (APB 28) to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Currently we use the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) to account for employee stock options. We have adopted SFAS 148 effective January 1, 2003 and we have provided the required disclosures in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidation of that entity may be required which would impact our results of operations and financial position.

Factors Related To Our Proposed Merger with ADP

     We face risks relating to our proposed Merger with ADP. On January 5, 2003, we executed the Merger Agreement to be acquired by ADP. Under the terms of the agreement, each outstanding share of our common stock will be converted into the right to receive $17.00 in cash. The announcement and pendency of the proposed Merger has had and will continue to have a negative impact on our ability to sell our services and attract new clients and will impact our future revenues. Our results of operations have been and will continue to be adversely affected by increased legal and professional fees, and employee retention programs related to the proposed Merger. The proposed Merger may also have a negative impact on our ability to retain employees and existing clients and maintain strategic relationships.

     The Merger is subject to approval by various regulatory agencies, and there can be no assurance that the Merger will be successfully completed. The DOJ has requested additional information and documentary material in connection with its review of the proposed Merger, which has resulted in an extension of the HSR waiting period. In the event that the Merger is not successfully completed, our results of operations and common stock price would be materially adversely affected.

     Our failure to complete the proposed Merger with ADP would adversely affect our business. If the Merger is not completed, we will be subject to a number of material risks, including the following:

•	our new client pipeline and ability to close sales has been adversely affected;

•	costs related to the proposed Merger, such as legal and professional fees, and some employee retention payments must be paid even if the Merger is not completed and we have incurred and will continue to incur significant merger-related costs;

•	our relationships with some of our clients and strategic partners may be adversely affected;

•	our ability to attract and retain employees may be adversely affected;

•	we may be required to pay ADP a termination fee of $25 million under certain circumstances;

•	we may not be able to collect the $25 million fee ADP will be required to pay us under certain circumstances;

•	the price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the proposed Merger will be completed; and

•	internal decisions we may make in response to the effects the proposed merger may have on our operations.

Additional Factors That May Affect Future Results

     We have sustained a history of operating losses and may not achieve profitability in the future. We have experienced significant operating losses since our inception. As of March 31, 2003 we had an accumulated deficit of $136.6 million. Historically, we have incurred operating losses due to continued investments in client acquisition costs and research and development. We also incurred costs associated with expanding our sales efforts, service offerings and operations to new geographic regions. The general condition of the United States economy and the current weakness in the economy has and will continue to affect our business. These effects have taken the forms of declines in interest rates, client staff reductions, strikes, and acquisitions of our clients by other companies, among others. In addition, potential clients and existing clients are also less likely to switch service providers and in some cases are delaying or postponing purchasing decisions. These factors could result in the reduction of the aggregate amount of payroll that we process and the amount of interest that we earn on such funds. In addition, the general condition of the United States economy is affected by social, political and military conditions, including terrorist threats and acts and any response by the United States to such threats and acts.

     While our strategy had been to achieve breakeven results for FY2003, the announcement of our proposed merger with ADP has created factors that have adversely affected and will continue to adversely affect our ability to achieve these results. These factors include (i) significant additional costs we have incurred and will continue to incur related to the proposed merger (ii) the impact the announcement has had and will continue to have on our new client pipeline and ability to close sales and (iii) the internal decisions we have made and will continue to make in response to the effects the proposed merger has had and may continue to have on our operations. In addition, the proposed Merger may have adverse affects on our existing client base.

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

     Our operating results have fluctuated, and will continue to fluctuate, from quarter to quarter, and negative fluctuations could materially lower the price of our common stock. Our quarterly operating results have fluctuated in the past and will continue to fluctuate in the future depending on a variety of factors, including the following:

•	our proposed merger with ADP;

•	interest rates;

•	the number and size of new clients starting services;

•	a reduction in the number of employees of our clients;

•	the decision of one or more clients to delay or cancel implementation or ongoing services;

•	seasonality;

•	average daily balance of funds invested;

•	our ability to timely design, develop, introduce and implement services and features for new and existing services;

•	services offerings provided by competitors:

•	costs associated with strategic acquisitions and alliances or investments in technology;

•	the success of strategic acquisitions, alliances or investments;

•	costs to transition to new technologies;

•	risks associated with the administration of third-party funds for our payroll tax and benefits administration services;

•	price competition; and

•	general economic factors.

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

     Our future revenue and results of operations may vary substantially.We are experiencing a reduction in new client sales due to the uncertainty related to the proposed Merger. Additionally, economic factors continue to negatively impact our revenue growth which include lower effective interest rates and, to a lesser extent, reduction in the number of employees in our existing client base and slower new client growth. Results of operations in our third quarter of FY2003 were below the expectations of public market analysts and investors. In some future quarter, our results of operations could again be below the expectations of public market analysts and investors, which could cause the market price of our common stock to decrease dramatically.

     We need to incur substantial expenses to gain more clients and expand our offerings, but we may not realize profits from these expenses. Our ability to improve bottom-line results will depend in part upon our ability to attract and retain new clients, offer new services and features and achieve market acceptance of new services. Establishing new client relationships is a time-consuming and expensive process. Historically, it generally took three to twelve months or longer, and implementing our services generally took an additional three to nine months or longer. The proposed merger combined with a continued weak economy has diminished new sales activity. As we acquire each new client, we incur substantial client acquisition costs, which consist primarily of sales and implementation expenses. We incur these costs in advance of revenue, and we cannot guarantee how long it will take to fully recoup these costs. If we cannot maintain our historically high client retention rate, our return on customer acquisition cost will be significantly lower. As we expand our service offerings, we incur substantial operating costs associated with hiring the management and building the operational infrastructure. We may not realize profits from these investments, and failure to do so would harm our financial condition and results of operations.

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

     Our success depends on our ability to compete effectively in the marketplace. The market for our services is intensely competitive. It is also subject to change and affected by new service and technology introductions and other market activities of industry participants. Market research shows that most large companies, with greater than 1,000 employees, choose to perform their payroll processing and tax filing in-house. In-house capabilities therefore continue to represent a significant competitive challenge to us. The companies performing payroll processing and tax filing in-house use applications from third-party software vendors, such as PeopleSoft, SAP and Oracle, as well as applications developed in-house. The demand for outsourced payroll processing and tax filing may not grow if more companies choose to perform payroll processing and tax filing in-house.

     We also compete with other outside providers of payroll processing and tax filing services, including both a number of public and private service providers such as Automatic Data Processing, Inc., Fidelity Institutional Investment Services and Ceridian Corporation. We also could face new competitive challenges from other outsourced business processing providers who have begun to provide broader HR outsourcing solutions including payroll processing and tax filing services for their clients, including Hewitt Associates. Many of these companies have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than we do. In addition, some of these companies offer more services or features than we do and have processing facilities located throughout the United States.

     We believe the principal competitive factors affecting our market include the following:

•	client service;

•	system and technology functionality and performance;

•	system and service flexibility;

•	breadth of service offering;

•	reputation and experience, including perceived or actual financial stability; and

•	service cost.

     Our inability to compete successfully will harm our business and results of operations. Additionally, a significant portion of our historic revenue growth resulted from new client acquisition.

     Our success depends on our ability to manage changing operations and failure to improve our systems to accommodate change would harm our business. As our business has grown significantly in size and complexity over the past five years, the growth has placed, and will continue to place, significant demands on our management, systems, internal controls as we must expand them to handle the substantially increased volume and complexity of the services we provide to large employers. We also plan to continue spending on research and development, invest in new equipment and make other capital expenditures. Growth and expansion have placed and will continue to place a strain on our operating and financial systems. To accommodate the increased number of transactions and clients and the increased size of our operations, we need to continue to implement and improve our systems on a timely basis. In addition, we expect that we will need to further develop our financial and managerial controls, reporting systems and procedures. Our failure to successfully enhance any of these areas in an efficient manner would harm our business.

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

     Our stock price has fluctuated and is likely to continue to fluctuate. The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate in response to various factors, including the following:

•	proposed merger with ADP, including events related to regulatory review;

•	general economic conditions;

•	quarterly operating results against investor expectations;

•	changes in our competitors’ stock prices;

•	trading volume of our common stock, including transactions by our large institutional stockholders;

•	changes in securities analysts’ estimates of our financial performance and that of our competitors;

•	announcements of technological innovations or new services by us or our competitors; and

•	the timing of and market reaction to any repurchases we may make under our stock repurchase program.

     Many of these factors are outside our control. These fluctuations are sometimes unrelated to our operating performance. The market price of our common stock could decline as a result of certain broad market fluctuations.

     A handful of our stockholders have significant control over our company, and their interests may differ from yours. As of March 31, 2003, our directors, executive officers, and affiliated stockholders together controlled approximately 31% of our voting stock. If these stockholders acted or voted together, they would have the power to exercise a significant influence over the election of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of the other stockholders. Furthermore, the interests of these stockholders may not always coincide with the interests of our company or other stockholders.

     Holders of our preferred stock have rights senior to holders of our common stock, including the right to receive dividends that will dilute the ownership of holders of common stock. In August 2000, we sold 1,132,075 shares of Preferred Stock to entities affiliated with General Atlantic Partners, LLC. In the event of a merger or acquisition, the holders of the Preferred Stock will receive $26.50 per share before any amounts may be paid to holders of our common stock. The holders of the Preferred Stock also will receive cumulative dividends at an annual rate of 6.9% in the form of additional shares of Preferred Stock. At March 31, 2003 there were 203,545 additional shares of Preferred Stock accrued as dividends distributable. Therefore, the longer our Preferred Stock is outstanding, the more dilution the holders of our common stock will experience.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We invest funds from collected but unremitted payroll tax funds. In FY2003, we held certain derivative-based products to mitigate interest rate fluctuation risk on these funds. In FY2001 and FY2002, we entered into interest rate swap agreements with a financial institution. These hedged instruments have stated amounts that cover a portion of our average daily balance of funds invested. The purpose of these agreements is to convert a portion of the interest we earn from collected but unremitted payroll tax funds from a variable to a fixed rate basis. Based upon our current estimates of expected future average daily balances, we are on average 40% to

50% hedged for the remainder of FY2003, 25% to 35% hedged for FY2004, and 10% to 15% hedged for FY2005. Based on our derivative positions at March 31, 2003, we reported a net asset of $23.5 million for the fair value of our derivative portfolio and a corresponding offset in other comprehensive income. In FY2003, the fair value of our derivative based products increased as a result of the downward trend in interest rates throughout the year. The difference between actual collected but unremitted payroll tax funds held and the notional value of these hedged instruments is exposed to market rate fluctuations in interest rates.

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

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Because of inherent limitations on any systems of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all errors or fraud, if any, within our company may be detected.

(b)	Changes in internal controls.

     Subsequent to the date of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On January 7, 2003, an action, Goldine vs. Hodgson, et al., was filed with the Superior Court of the State of California for the County of Alameda. In this action, the plaintiff named as defendants the Company’s board of directors. ProBusiness is not a named defendant in the action. The complaint asserts claims on behalf of our public stockholders who are similarly situated with the plaintiff. Among other things, the complaint alleges that the members of our board of directors have breached their fiduciary duties to our stockholders and that our directors engaged in self-dealing in connection with approval of the Merger. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the Merger. In March 2003, the Company reached an agreement in principle to settle the action. The settlement is contingent upon the closing of the proposed Merger and is subject to certain conditions, including the drafting and execution of a final settlement agreement, and final Court approval of the settlement. There is no assurance that the settlement will become final.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On March 20, 2003, we held a Special Meeting of Stockholders to approve and adopt the Agreement and Plan of Merger, dated January 5, 2003, among ProBusiness, Automatic Data Processing, Inc., and ADP Merger Corp., and approve the merger. On March 20, 2003, the Special Meeting of Stockholders was adjourned without conducting the business portion of the meeting and was reconvened on March 25, 2003.

(b)	On March 20, 2003, the proposal to adjourn the Special Meeting of Stockholders to March 25, 2003 was approved by our stockholders as follows:

•	20,002,271 votes for approval;

•	53,929 votes against;

•	3,744 abstentions

     On March 25, 2003, the proposal to approve and adopt the Merger Agreement and approve the Merger was approved by our stockholders as follows:

•	20,002,271 votes for approval;

•	53,929 votes against;

•	3,744 abstentions

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 5, 2003, we filed a report on Form 8-K to announce that we entered into the Merger Agreement with ADP and ADP Merger Corp., pursuant to which ADP Merger Corp. will be merged with and into us and we will become a wholly-owned subsidiary of ADP.

On March 17, 2003, we filed a report on Form 8-K to provide additional information in connection with our Special Meeting of Stockholders to be held on March 20, 2003.

On March 19, 2003, we filed a report on Form 8-K to announce our plans to adjourn our Special Meeting of Stockholders scheduled for March 20, 2003 and to reconvene the meeting on March 25, 2003. We also announced that we had executed an agreement in principle to settle the action Goldine vs. Hodgson, et al, subject to court approval and other conditions.

On March 26, 2003, we filed a report on Form 8-K to announce that at our Special Meeting, stockholders approved the merger of ProBusiness with a wholly-owned subsidiary of Automatic Data Processing, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2003

PROBUSINESS SERVICES, INC. (Registrant)

/s/ THOMAS H. SINTON President and Chief Executive Officer

/s/ STEVEN E. KLEI Executive Vice President, Finance and Chief Financial Officer

CERTIFICATIONS

I, Thomas H. Sinton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ProBusiness Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

/s/ Thomas H. Sinton

Thomas H. Sinton
President and Chief Executive Officer

I, Steven E. Klei, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ProBusiness Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

/s/ Steven E. Klei

Steven E. Klei
Executive Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.